Form 10-Q
period 1996-03-31
OPTI INC
filed 1996-05-15
CIK 899297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________

                            _________________________

                         Commission File Number 0-21422

                                   OPTi Inc.
            (Exact name of registrant as specified in this charter)


     CALIFORNIA                                        77-0220697
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporated or organization)                     Identification No.)


     888 TASMAN DRIVE  MILPITAS, CALIFORNIA         95035
         (Address of principal executive office)    (Zip Code)


       Registrant's telephone number, including area code  (408) 980-8178


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]


 The number of shares outstanding of the registrant's common stock as of March
                            31, 1996 was 12,423,528

================================================================================

                                   OPTi, Inc.
 .

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     INDEX


PART I. FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
     Item 1.  Financial Statements
              a) Condensed Consolidated Statements of Operations              3
                  for the three months ended March 31, 1996 and 1995

              b) Condensed Consolidated Balance Sheets                        4
                  as of March 31, 1996 and December 31, 1995

              c) Condensed Consolidated Statements of Cash Flows              5
                  for the three months ended March 31, 1996 and 1995

              d) Notes to Condensed Consolidated Financial Statements       6-7


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               9

     Item 2.  Changes in Securities                                           9

     Item 3.  Defaults on Senior Securities                                   9

     Item 4.  Submission of Matters to a Vote of Shareholders                 9

     Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                   10

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                -------------------------------
                                                  1996                 1995
                                                ---------           ----------
                                          (000's omitted, except per share data)
Net Sales                                        $36,315              $42,708

Costs and expenses:
 Cost of sales                                    34,087               29,507
 Research and development                          3,189                2,476
 Selling, general, and
  administrative                                   4,437                3,975
                                                --------              -------
Total costs and expenses                          41,713               35,958
                                                --------              -------
Operating income (loss)                           (5,398)               6,750
Interest and other, net                              663                  575
                                                --------               ------
Income (loss) before provision
 for income taxes                                 (4,735)               7,325
Provision (benefit) for income taxes              (1,610)               2,622
                                                --------              -------
Net income (loss)                                ($3,125)              $4,703
                                                ========              =======

Net income (loss)
   per share                                      ($0.26)               $0.37
                                                ========              =======
Shares used in per
   shares calculation                             12,168               12,876
                                                ========              =======

                            See accompanying notes.

                                  OPTi  Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                     1996            1995
                                                 -----------     ------------
                                                 (Unaudited)     (See Note 1)
                                                        (000's omitted)
Assets
  Current assets
    Cash and cash equivalents                     $ 47,148        $ 61,362
    Accounts receivable, net                        20,136          26,479
    Inventories                                     33,241          25,259
    Other current assets                            11,530          10,988
                                                  --------        --------
       Total current assets                        112,055         124,088

  Property and equipment, net                       16,032          15,126
  Other assets                                      10,055           3,402
                                                  --------        --------
       Total assets                               $138,142        $142,616
                                                  ========        ========
Liabilities and Shareholders' Equity

  Current liabilities
    Accounts payable                              $ 21,799        $ 21,453
    Other current liabilities                        6,207           7,084
                                                  --------        --------
       Total current liabilities                    28,006          28,537

  Long term liabilities
    Long-term obligations under capital lease        3,701           3,994
    Other long-term liabilities                          4           1,329

  Commitments and contingencies

  Shareholders' equity:
    Preferred stock, no par value:
      Authorized shares -- 5,000
      No shares issued or outstanding                   --              --
    Common stock, no par value:
      Authorized shares -- 50,000
      Issued and outstanding shares --
       12,424 in 1996 11,877 in 1995                56,010          55,210
    Retained earnings                               50,421          53,546
                                                  --------        --------
       Total shareholders' equity                  106,431         108,756
                                                  --------        --------
       Total liabilities and shareholders'
         equity                                   $138,142        $142,616
                                                  ========        ========

Note 1 - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Three months Ended March 31,
                                                     1996          1995
                                               ----------------------------
                                                       (000's omitted)
Operating Activities:

   Net income (loss)                             ($3,125)        $ 4,703
   Adjustments:
     Depreciation and amortization                 1,082             711
     Changes in assets and liabilities:
       Accounts receivable                         6,343          (3,922)
       Inventories                                (7,982)          4,726
       Other current assets/other assets          (7,195)           (246)
       Accounts payable                              346          (3,353)
       Other liabilities                          (2,206)            567
                                                 -------          ------
           Net cash provided by (used in)
            operating activities                 (12,737)          3,186

Investing Activites:

   Purchase of furniture and fixtures             (1,988)         (1,577)

Financing Activities:

   Net proceeds from sale of common stock            800           2,174
   Payment of long-term liabilities                 (289)           (266)
                                               ---------         -------
           Net cash provided by
            financing activities                     511           1,908
                                               ---------         -------
   Net increase (decrease) in
    cash and cash equivalents                    (14,214)          3,517

   Cash and cash equivalents,
    beginning of period                           61,362          50,302
                                               ---------         -------
   Cash and cash equivalents,
    end of period                               $ 47,148         $53,819
                                                ========         =======
Supplemental Cash Flow Information
   Income tax benefit from stock option
   exercises                                         ---          $3,380

                            See accompanying notes.

                                  OPTi  Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996

1.  BASIS OF PRESENTATION
- - -------------------------

  The information at March 31, 1996 and 1995 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995.


2.  NET INCOME (LOSS) PER SHARE
- - -------------------------------

  Net income per share is based upon the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the modified treasury stock method). Net loss per share is based upon the weighted average number of common stock outstanding during the period. The computation of earnings per share is as follows:


                                            Three Months Ended
                                                 March 31
                                            -------------------
                                               1996       1995
                                            ---------   -------
                                    (in thousands, except per share data)
Net income (loss)                            ($3,125)   $ 4,703
                                             ========   =======

Computation of shares used in per share
calculation:
     Common stock                              12,168     10,264
     Options                                        -      2,612
                                             --------    -------
Shares used in per share calculation           12,168     12,876
                                             ========    =======

Net income (loss) per share                  $  (0.26)   $  0.37
                                             ========    =======

3. INVESTMENT IN DEBT AND EQUITY SECURITIES
- - -------------------------------------------

  The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash
equivalents.   At  March 31, 1996, the Company has no investments in debt or equity securities.

4.  INVENTORIES
- - ---------------

    Inventories consist of finished goods and work in process.


     (in thousands)               March 31, 1996    December 31, 1995
                                  --------------    -----------------

Finished Goods                       $15,002              $9,731
Work in process                       18,239              15,528
                                     -------             -------
                                     $33,241             $25,259
                                     -------             -------


5. LITIGATION
- - -------------

In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Information set forth herein constitutes and includes forward looking information. The accuracy of such information is subject to a variety of risks and uncertainties, including product mix, the Company's ability to obtain or maintain design wins, market conditions in the personal computer and semiconductor industries, product development schedules and other matters.

 For the quarter ended March 31, 1996, the Company reported net sales of
$36,315,000, as compared to net sales of   $42,708,000 for the quarter ended
March 31, 1995 and $41,917,000 for the quarter ended December 31, 1995. This decrease in net sales from the quarter ended March 31, 1996 as compared to the quarter ended December 31, 1995 is due primarily to a softening in demand for the Company's Pentium-class desktop core logic products and a general slowdown in the personal computer marketplace. The decrease in net sales from the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 is primarily due to a shift in demand from the Company's 486-based desktop core logic products, partially offset by net sales of the Company's Pentium-based desktop and notebook core logic products.

 Cost of sales increased to $34,087,000 which resulted in a gross margin of 6.1%, from $29,507,000, which resulted in a gross margin of 30.9% for the quarter ended March 31, 1995. Gross margin percent was 21.1% for the quarter ended December 31, 1995. This reduction in gross margin from both the quarter ended December 31, 1995 and the quarter ended March 31, 1995 is primarily due to product mix, revaluations of certain inventories, higher than forecasted overhead in relation to revenue and reductions in the selling prices for the Company's products.

  Research and development costs increased to $3,189,000 for the quarter ended March 31, 1996 as compared with $2,476,000 for the quarter ended March 31, 1995. These increases are primarily attributable to the additional hiring of development engineers and non-employee related expenses for new product development.

 Selling, general, and administrative costs were $4,437,000 in the quarter ended March 31, 1996 as compared with $3,975,000 in the quarter ended March 31, 1995. These increases are primarily attributable to additional headcount and non-employee related marketing expenses.

 Interest and other income, net was $663,000 and $575,000 for the quarters ended
March 31, 1996 and 1995, respectively.   This increase is primarily attributable
to interest income from higher average interest rates during the comparable periods of 1996 versus 1995.

 The Company's effective tax rate for the quarter was 34% in 1996 and 36% in 1995.

 The Company announced on March 19, 1996 that it anticipates a net loss for 1996. Sales are projected to be flat to down for 1996 as compared with 1995. The anticipated revenue decline is primarily due to softening in demand for the Company's current desktop Pentium-based chipsets.

 In the first quarter the Company announced a number of management and board of director changes. Stephen Dukker was named President of the Company in January 1996, assuming the post previously held by Raj Jaswa. Mr. Dukker has been a member of the Company's board since January 1993 and had served since May of 1994 as President of VideoLogic, Inc. a supplier of video and graphics add-on boards. Raj Jaswa, who had served as President of the Company from February of 1995 to January of 1996 was replaced by Mr. Dukker. Mr. Jaswa, a co-founder, has also recently resigned as a member of the Company's board.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $14,214,000 to $47,148,000 at March 31,
1996 from $61,362,000 at December 31, 1995.   Working capital decreased to
$84,049,000 from $95,551,000 at December 31, 1995. These decreases are primarily attributable to increases in inventories, increases in other assets and by a net loss partially offset by a reduction in accounts receivable. The increase in inventories and decrease in accounts receivable are largely a function of the Company's sales which fell below forecasted levels for the period. The increase in other assets is primarily due the Company's investment in a joint foundry agreement with United Microlelectronics Inc. (UMC) of Taiwan. This payment to UMC represented the first twenty-five percent of the Company's total commitment to the foundry venture. The second installment, representing fifty percent of the commitment is projected for late 1996 or early 1997. The final twenty-five percent is projected for the second half of 1997.

At March 31, 1996 the Company's principal sources of liquidity included cash and cash equivalents of approximately $47.1 million and working capital of approximately $84.0 million. The Company believes that the existing sources of liquidity as well as its $10 million line of credit will satisfy the Company's projected working capital and other cash requirements through at least the end of 1996.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In September and October 1995, the Company was served with multiple shareholder lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

ITEM 2. CHANGES IN SECURITIES.
     Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
     Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
     Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:
            --------
            27 Financial Data Schedule

        (b) Reports on Form 8-K:
            -------------------
     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OPTi Inc.


     Date:   5/14/96          By:  \s\  David Zacarias
                                   -------------------
                                        David Zacarias
                              Signing on behalf of the Registrant and as
                                        Chief Financial Officer