Form 10-Q
period 1996-06-30
OPTI INC
filed 1996-08-14
CIK 899297

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to ___________

                   -----------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]   No   [_]


The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 12,538,469

===============================================================================

                                   OPTI, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                       Page
                                                                            ----
                 a) Condensed Consolidated Statements of Operations
                     for the three months and six months ended
                     June 30, 1996 and 1995                                    3

                 b) Condensed Consolidated Balance Sheets as of
                     June 30, 1996 and December 31, 1995                       4

                 c) Condensed Consolidated Statements of Cash Flows
                     for the six months ended June 30, 1996 and 1995           5

                 d) Notes to Condensed Consolidated Financial Statements     6-7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Changes in Securities                                       10

         Item 3.  Defaults on Senior Securities                               10

         Item 4.  Submission of Matters to a Vote of Shareholders             10

         Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                                    11

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                               Three Months Ended      Six Months Ended
                                                      June 30,              June 30,
                                            ---------------------------------------------
                                              1996            1995        1996      1995
                                            --------         -------    -------   -------
                                                (000's omitted, except per share data)

Net Sales                                   $ 26,185         $44,674   $ 62,500   $87,382

Costs and expenses:
 Cost of sales                                31,384          30,771     65,471    60,278
 Research and development                      3,335           2,666      6,524     5,142
 Selling, general, and
  administrative                               4,468           4,106      8,905     8,081
                                            --------         -------   --------   -------
Total costs and expenses                      39,187          37,543     80,900    73,501
                                            --------         -------   --------   -------
Operating Income (loss)                      (13,002)          7,131    (18,400)   13,881
Interest and other Income, net                   442           1,010      1,105     1,585
                                            --------         -------   --------   -------
Income (loss) before provision
 for income taxes                            (12,560)          8,141    (17,295)   15,466
Provision (benefit) for income taxes          (4,324)          2,890     (5,934)    5,512
                                            --------         -------   --------   -------
Net Income (loss)                            ($8,236)         $5,251   ($11,361)   $9,954
                                            ========         =======   ========   =======
Net Income (loss)
   per share                                  ($0.66)          $0.40     ($0.92)    $0.76
                                            ========         =======   ========   =======
Weighted average common
   and common equivalent
   shares outstanding                         12,483          13,282     12,326    13,079
                                            ========         =======   ========   =======

                            See accompanying notes.

                                OPTi  Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,       December 31,
                                                                1996            1995
                                                              --------       -----------
                                                             (Unaudited)
                                                                   (000's omitted)
ASSETS
  Current Assets
    Cash and cash equivalents                                 $ 43,813        $ 61,362
    Accounts receivable, net                                    13,389          26,479
    Inventories                                                 19,374          25,259
    Other current assets                                        15,842          10,988
                                                              --------        --------
       Total Current Assets                                     92,418         124,088
  Property and equipment, net                                   17,469          15,126
  Other assets                                                   9,535           3,402
                                                              --------        --------
       Total Assets                                           $119,422        $142,616
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
    Accounts payable                                          $ 10,451        $ 21,453
    Other current liabilities                                    6,840           7,084
                                                              --------        --------
       Total Current Liabilities                                17,291          28,537

  Long-term liabilities
    Long-term obligations under capital lease                    3,492           3,994
    Other long-term liabilities                                    ---           1,329

  Shareholders' Equity:
    Preferred stock, no par value:
      Authorized shares -- 5,000
      No shares issued or outstanding                              ---             ---
    Common stock, no par value:
      Authorized shares -- 50,000
      Issued and outstanding shares -- 12,538  in 1996
      11,176 in 1995                                            56,454          55,210
    Retained earnings                                           42,185          53,546
                                                              --------        --------
       Total Shareholders' Equity                               98,639         108,756
                                                              --------        --------
       Total Liabilities and Shareholders'
         equity                                               $119,422        $142,616
                                                              ========        ========


Note 1 - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



(Unaudited)

                                                                      Six months Ended June 30,
                                                                         1996           1995
                                                                    ----------------------------
                                                                         (000's omitted)
Operating Activities:

   Net Income (loss)                                                 ($11,361)          $ 9,954
   Adjustments:
     Depreciation and amortization                                      2,301             1,380
     Changes in assets and liabilities:
       Accounts Receivable                                             13,090            (8,956)
       Inventories                                                      5,885             7,843
       Other Current Assets/Other Assets                               (3,126)           (2,094)
       Accounts Payable                                               (11,002)           (7,265)
       Other Liabilities                                               (1,573)            3,643
                                                                     --------           -------
           Net cash provided by/(used in)
            operating activities                                       (5,786)            4,505

Investing Activites:

   Purchase of property and equipment                                  (4,644)           (2,584)
   Investment in Joint Foundry Venture/Other Investments               (7,861)               --
                                                                     --------           -------
                                                                      (12,505)           (2,584)

Financing Activities:

   Net proceeds from sale of common stock                               1,244             4,931
   Payment of long-term liabilities                                      (502)             (538)
                                                                     --------           -------
           Net cash provided by
            financing activities                                          742             4,393
                                                                     --------           -------

   Net increase/(decrease) in
    cash and cash equivalents                                         (17,549)            6,314

   Cash and cash equivalents,
    beginning of period                                                61,362            50,302
                                                                     --------           -------
   Cash and cash equivalents,
    end of period                                                   $  43,813           $56,616
                                                                    =========           =======
Supplemental Cash Flow Information
   Income tax benefit from stock option exercises                        ----           $ 7,168


                            See accompanying notes.

                                  OPTI  INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

1.  BASIS OF PRESENTATION
- -------------------------

       The information at June 30, 1996 and 1995 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995.


2.  NET INCOME (LOSS) PER SHARE
- -------------------------------

       Net income per share is based upon the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the modified treasury stock method). Net loss per share is based upon the weighted average number of common stock outstanding during the period. The computation of earnings per share is as follows:

                                             Three Months Ended     Six Months Ended
                                                   June 30               June 30
                                                   -------               -------
                                               1996        1995       1996       1995
                                               ----        ----       ----       ----
                                               (in thousands, except per share data)
 Net Income (loss)                             ($8,236)   $ 5,251   ($11,361)   $ 9,954

Computation of shares used in per share
calculation:
  Common Stock                                  12,483     10,850     12,326     10,557
  Options                                           --      2,432         --      2,522
                                               -------    -------    -------    -------
Total weighted average common and
common equivalent shares outstanding            12,483     13,282     12,326     13,079

Net Income (loss) per share                     ($0.66)   $  0.40     ($0.92)   $  0.76


3. INVESTMENT IN DEBT AND EQUITY SECURITIES
- -------------------------------------------

       The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At June 30, 1996, the Company has no investments in debt or equity securities.

4.  INVENTORIES
- ---------------

    Inventories consist of finished goods and work in process.

          (in thousands)                 June 30, 1996       December 31, 1995
                                         -------------       -----------------

          Finished Goods                      $7,200               $9,731
          Work in process                     12,174               15,528
                                             -------              -------
                                             $19,374              $25,259
                                             -------              -------

5. LITIGATION
- -------------

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

6. USE OF ESTIMATES
- -------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  For the quarter ended June 30, 1996, the Company reported net sales of $26,185,000, as compared to net sales of $44,674,000 for the quarter ended June 30, 1995. This decrease in sales is directly attributable to reduced desktop core logic sales. Desktop core logic sales fell to approximately 24% of net sales for the quarter ended June 30, 1996 from approximately 60% of net sales for the comparable quarter in 1995. This decline is primarily due to a shift in demand away from the Company's 486-based desktop core logic products, which comprised approximately 75% of the Company's total desktop core logic net sales in the period ending June 30, 1995. Net sales for the Company's Pentium-class desktop core logic products were approximately the same between the quarter ended June 30, 1996 and the comparable period of 1995. For the six months ended June 30, 1996 the Company reported net sales of $62,500,000 as compared to $87,382,000 for the comparable period of 1995. This reduction in net sales is predominantly due to softness in demand for the Company's desktop core logic products and a general slow down in the personal computer marketplace. Net sales decreased to $26,185,000 in the most recent quarter from $36,315,000 in the quarter ended March 31, 1996. The decrease in net sales was driven by a sharp decrease in the sales of the Company's Viper M chipsets, which accounted for approximately 50% of net sales in the March quarter.

  Cost of sales for the quarter ended June 30, 1996 was $31,384,000, which resulted in a negative gross margin of approximately (19.9%), as compared with $30,771,000, which resulted in a gross margin of approximately 31.1% for the quarter ended June 30, 1995. Cost of sales for the first half of 1996 was $65,471,000, which resulted in a negative gross margin of approximately (4.8%), as compared with $60,278,000, which resulted in a gross margin of approximately 31.0% for the comparable period of 1995. This reduction in gross margin is primarily due to significant inventory devaluations of the Company's desktop core logic products and certain other inventories, shipments of older generation, lower yielding products, higher than forecasted overhead in relation to revenue and reductions in the selling prices for the Company's products.

  Research and development costs increased to $3,335,000 for the quarter ended June 30, 1996 as compared with $2,666,000 for the quarter ended June 30, 1995, and increased to $6,524,000 for the first six months of 1996 as compared with $5,142,000 for the first half of 1995. These increases are primarily attributable to the additional hiring of development engineers and non-employee related expenses for new product development.

  Selling, general, and administrative costs increased to $4,468,000 in the quarter ended June 30, 1996 as compared with $4,106,000 in the quarter ended June 30, 1995, and increased to $8,905,000 for the first six months of 1996 as compared with $8,081,000 for the first half of 1995. These increases are primarily attributable to additional headcount and non-employee related marketing expenses.

  Interest and other income, net was $442,000 and $1,010,000 for the quarters ended June 30, 1996 and 1995, respectively. Interest and other income, net for the six month period ended June 30, 1996 was $1,105,000 as compared with $1,585,000 for the six month period ended June 30, 1995. These decreases are primarily due to lower average cash balances and lower interest rates.

  The Company's effective tax rate for the quarter and the first half of 1996 was 34% as compared to 36% for the comparable periods of 1995.

  The Company expects that the weakness experienced in its desktop core logic business will continue through the end of 1996 as the Company continues to develop its next generation chipset for the Pentium class marketplace and first chipset designed for the Pentium Pro market. The Company plans to sample these products in the second half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $17,549,000 to $43,813,000 at June 30, 1996 from $61,362,000 at December 31, 1995. Working capital for the same period decreased to $75,127,000 at June 30, 1996 from $95,551,000 at December 31, 1995.
During the first six months of 1996, operating activities used cash of $5.8 million. Cash used in operations was primarily due to the Company's net loss as well as a decrease in accounts payable and an increase in other current assets, partially offset by decreases in accounts receivable and inventory balances.

The Company's investing activities utilized $12.5 million in cash. The Company made capital expenditures of $4.6 million for the six months ended June 30, 1996. These capital expenditures related primarily to enhancements to the Company's test facilities and to the acquisition of engineering design tools. The rate of the Company's capital spending over the next twelve months is expected to be below the rate experienced in the first half of 1996. The Company also made an investment of approximately $6.9 million as its first payment in a joint venture to develop a foundry with United Microlelectronics Inc. (UMC) of Taiwan and several other partners. This payment to UMC represents the first twenty-five percent of the Company's total commitment to the foundry venture. The second installment, representing fifty percent of the total commitment is projected for late 1996 or early 1997. The final twenty-five percent is projected for the second half of 1997.

At June 30, 1996 the Company's principal sources of liquidity included cash and cash equivalents of approximately $43.8. The Company believes that its existing funds and funds available under its $10 million line of credit will satisfy the Company's anticipated working capital and other cash requirements through at least the next twelve months.

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

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

        The annual Meeting of Shareholders was held on May 30, 1996, for the purposes of electing directors of the Company, ammending the 1993 director stock option plan, and confirming the appointment of Ernst & Young LLP as auditors of the company for the fiscal year ended December 31, 1996. The voting on each matter is set forth below.

Election of Directors:

 Nominee                            For                Withheld
 -------                            ---                --------
Jerry Chang                     10,791,665              227,580
Stephen A. Dukker               10,792,424              226,821
David Lin                       10,794,921              224,324
Tor R. Braham                   10,631,124              388,121
Bernard T. Marren               10,784,521              234,724
Kapil K. Nanda                  10,781,621              237,624

Proposal to ammend the 1993 Director stock Option Plan:

                For        Against      Abstain    No Vote
                ---        -------      -------    -------
              9,497,452    640,838       98,030    782,925

Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal year 1996.

                For        Against      Abstain    No Vote
                ---        -------      -------    -------
             10,897,740     46,424       75,081          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
       (a) Exhibits:
           27 Financial Data Schedule
       (b) Reports on Form 8-K:
           The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTi Inc.


    Date:   8/13/96                   By:   \s\    David Zacarias
                                            --------------------------
                                                   David Zacarias
                                      Signing on behalf of the Registrant and as
                                                Chief Financial Officer