Form 10-Q
period 1996-09-30
OPTI INC
filed 1996-11-13
CIK 899297

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________  to ________

                             _____________________

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]    No [_]


    The number of shares outstanding of the registrant's common stock as of
                       September 30, 1996 was 12,548,583

================================================================================

                                  OPTi, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Unaudited Financial Statements

                   a) Condensed Consolidated Statements of Operations
                       for the three months and nine months ended September 30, 1996 and 1995     3

                   b) Condensed Consolidated Balance Sheets
                       as of September 30, 1996 and December 31, 1995                             4

                   c) Condensed Consolidated Statements of Cash Flows
                       for the nine months ended September 30, 1996 and 1995                      5

                   d) Notes to Condensed Consolidated Financial Statements                      6-7

          Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 8-9

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                             10

          Item 2.  Changes in Securities                                                         10

          Item 3.  Defaults on Senior Securities                                                 10

          Item 4.  Submission of Matters to a Vote of Shareholders                               10

          Item 6.  Exhibits and Reports on Form 8-K                                              10

SIGNATURES                                                                                       11


                                  OPTi  INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            Three Months Ended   Nine Months Ended
                                              September 30,       September 30
                                            -----------------   -------------------
                                              1996     1995       1996       1995
                                            -------   -------   --------   --------
                                            (000's omitted, except per share data)


Net sales                                   $27,908   $34,377   $ 90,408   $121,759

Costs and expenses:
 Cost of sales                               24,282    28,257     89,753     88,535
 Research and development                     3,711     2,753     10,235      7,895
 Selling, general, and administrative         4,086     3,927     12,991     12,008
                                            -------   -------   --------   --------
Total costs and expenses                     32,079    34,937    112,979    108,438
                                            -------   -------   --------   --------
Operating income (loss)                      (4,171)     (560)   (22,571)    13,321
Interest and other income, net                  412       609      1,517      2,194
                                            -------   -------   --------   --------
Income (loss) before provision
 for income taxes                            (3,759)       49    (21,054)    15,515
Provision (benefit) for income taxes         (1,435)       18     (7,369)     5,530
                                            -------   -------   --------   --------
Net income (loss)                           $(2,324)  $    31   $(13,685)  $  9,985
                                            =======   =======   ========   ========
Net income (loss) per share                 $ (0.19)  $  0.00   $  (1.10)  $   0.76
                                            =======   =======   ========   ========
Weighted average common and common
 equivalent shares outstanding               12,545    13,427     12,399     13,195
                                            =======   =======   ========   ========

See accompanying notes.

                                  OPTi  INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,    December 31,
                                                                  1996            1995
                                                             -------------    ------------
                                                              (Unaudited)      (See Note)
ASSETS
                                                                    (000's omitted)
  Current assets
    Cash and cash equivalents                                    $ 42,290        $ 61,362
    Accounts receivable, net                                       20,192          26,479
    Inventories                                                    11,336          25,259
    Other current assets                                           17,436          10,988
                                                                 --------        --------
       Total current assets                                        91,254         124,088

  Property and equipment, net                                      17,049          15,126
  Other assets                                                      8,707           3,402
                                                                 --------        --------
       Total assets                                              $117,010        $142,616
                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                             $  7,830        $ 21,453
    Other current liabilities                                       7,763           7,084
                                                                 --------        --------
       Total current liabilities                                   15,593          28,537

  Long-term liabilities
    Long-term obligations under capital lease                       4,826           3,994
    Other long-term liabilities                                       ---           1,329

  Shareholders' equity:
    Preferred stock, no par value:
      Authorized shares -- 5,000
      No shares issued or outstanding                                 ---             ---
    Common stock, no par value:
      Authorized shares -- 50,000
      Issued and outstanding shares -- 12,549 in 1996
      11,606 in 1995                                               56,730          55,210
    Retained earnings                                              39,861          53,546
                                                                 --------        --------
       Total shareholders' equity                                  96,591         108,756
                                                                 --------        --------
       Total liabilities and shareholders'
         equity                                                  $117,010        $142,616
                                                                 ========        ========

  Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTi  INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine months Ended September 30,
                                                      1996             1995
                                                 -------------------------------
                                                         (000's omitted)
OPERATING ACTIVITIES:
   Net income (loss)                                  $(13,685)       $  9,985
   Adjustments:
     Depreciation and amortization                       3,759           1,841
     Changes in assets and liabilities:
       Accounts receivable                               6,287         (11,563)
       Inventories                                      13,923            (588)
       Other current assets                             (6,448)          1,217
       Accounts payable                                (13,623)         (4,831)
       Other liabilities                                  (650)          7,739
                                                      --------        --------
           Net cash provided by/(used in)
            operating activities                       (10,437)          3,800

INVESTING ACTIVITES:

   Purchase of equipment                                (3,755)         (2,972)
   Investment in Joint Foundry Venture                  (6,861)            ---
   Changes in other non-current assets                   1,556          (2,589)
                                                      --------        --------
           Net cash used in investing activities        (9,060)         (5,561)

FINANCING ACTIVITIES:

   Net proceeds from sale of common stock                1,520           6,969
   Changes in long-term liabilities                     (1,095)           (976)
                                                      --------        --------
           Net cash provided by
            financing activities                           425           5,993

   Net increase (decrease) in cash and
    cash equivalents                                   (19,072)          4,232

   Cash and cash equivalents,
    beginning of period                                 61,362          50,302
                                                      --------        --------
   Cash and cash equivalents,
    end of period                                     $ 42,290        $ 54,534
                                                      ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Equipment leased under capital lease obligations   $  1,927        $  1,977
   Income tax benefit from stock option exercises     $      0        $ 10,103

                            See accompanying notes.

                                   OPTi INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996


1.      BASIS OF PRESENTATION

        The information at September 30, 1996 and 1995 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995.


2.      NET INCOME (LOSS) PER SHARE

        Net income per share is based upon the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the modified treasury stock method). Net loss per share is based upon the weighted average number of shares of common stock outstanding during the period. The computations of earnings per share is as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                       ------------------    -----------------
                                         1996      1995       1996       1995
                                       -------    ------    --------    -------
                                        (in thousands, except per share data)

Net income (loss)                      $(2,324)   $   31    $(13,685)   $9,985
                                       =======    ======    ========    ======
Computation of weighted average
  common and common equivalent
  shares outstanding:
        Common stock                    12,545    11,391      12,399    10,835
        Options                             --     2,036          --     2,360
                                       -------    ------    --------    ------
Total weighted average common and
  common equivalent shares outstanding  12,545    13,427      12,399    13,195
                                       =======    ======    ========    ======

Net income (loss) per share            $ (0.19)   $ 0.00    $  (1.10)   $ 0.76
                                       =======    ======    ========    ======


3.      INVESTMENT IN DEBT AND EQUITY SECURITIES

        The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At September 30, 1996, the company had no investments in debt or equity securities.

4.      INVENTORIES

        Inventories consist of finished goods and work in process.

                (in thousands)     September 30, 1996      December 31, 1995
                --------------     ------------------      -----------------

                Finished Goods          $ 3,800                 $ 9,731
                Work in process           7,536                  15,528
                                        -------                 -------
                                        $11,336                 $25,259
                                        =======                 =======


4.      LITIGATION

        In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Compnay and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself against such allegations.


6.      USE OF ESTIMATES

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

  For the quarter ended September 30, 1996, the Company reported net sales of $27,908,000, as compared to net sales of $34,377,000 for the quarter ended September 30, 1995. This decrease in sales is directly attributable to reduced desktop core logic sales. Desktop core logic sales fell to approximately 20% of net sales for the quarter ended September 30, 1996 from approximately 65% of net sales for the comparable quarter in 1995. This decline is primarily due to a shift in demand away from the Company's Pentium-class desktop chipsets which accounted for approximately 50% of net sales in the quarter ended September 30, 1995, and a complete shift away from the Company's 486-based desktop core logic products which accounted for approximately 20% of net sales in the same period in 1995. For the nine months ended September 30, 1996, the Company reported net sales of $90,408,000 as compared with $121,759,000 for the comparable period of 1995. This reduction in net sales is predominantly due to softness in demand for the Company's desktop core logic products and a general slow down in the personal computer marketplace.

  Cost of sales decreased to $24,282,000 representing a gross margin of 13.0%, from $28,257,000, representing a gross margin of 17.8% for the quarters ended September 30, 1996 and 1995, respectively. The decline in gross margin percentage in the quarter ended September 30, 1996 is attributable to reduced selling prices for the Company's desktop core logic products and higher overhead costs as a percentage of revenue. Cost of sales for the first nine months of 1996 increased to $89,753,000, representing a gross margin of 0.7%, from $88,535,000, representing a gross margin of 27.3%. This decline in gross margin percentage is due to significant inventory devaluations, primarily to the Company's desktop core logic products, higher than forecasted overhead costs in relation to revenue, and reductions in selling prices for the Company's products.

  Research and development costs increased to $3,711,000 for the quarter ended September 30, 1996 as compared with $2,753,000 for the quarter ended September 30, 1995 and to $10,235,000 for the first nine months of 1996 compared with $7,895,000 for the first nine months of 1995. These increases are primarily attributable to non-employee related expenses for new product development.

  Selling, general, and administrative costs were $4,086,000 in the quarter ended September 30, 1996 as compared with $3,927,000 in the quarter ended September 30, 1995 and $12,991,000 in the first nine months of 1995 as compared with $12,008,000 in the first nine months of 1995. These increases are primarily attributable to non-employee related marketing expenses.

  Interest and other income, net was $412,000 and $609,000 for the quarters ended September 30, 1996 and 1995, respectively. Interest and other income, net for the nine month period ended September 30, 1996, was $1,517,000 as compared with $2,194,000 for the nine month period ended September 30, 1995. These decreases are primarily due to lower average cash balances and lower interest rates.

  The Company's effective tax rate for the quarter ended September 30, 1996 was 38.2% and 35% year to date. The effective tax rate for the quarter ended September 30, 1995 was 35.6% and 35.6% on a year to date basis. The Company has recorded a benefit tax rate for 1996 based on projected future taxable income sufficient to realize its deferred tax assets.

  The Company expects that the weakness experienced in its desktop core logic business will continue at least through the end of 1996 as the Company continues to develop and sample its next generation chipset for the Pentium-class marketplace and continues to develop its first chipset designed for the Pentium Pro market.


LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents decreased by $19,072,000 to $42,290,000 at September 30, 1996 from $61,362,000 at December 31, 1995. Working capital for the same period decreased to $75,661,000 as of September 30, 1996 from $95,551,000 at December 31, 1995. During the first nine months of 1996, operating activities used cash of $10.4 million. Cash used in operations was primarily due to the Company's net loss as well as decreases in accounts payable, partially offset by a decrease in inventory and accounts receivable balances.

The Company's investing activities utilized $9.1 million in cash. The Company made capital expenditures of $3.8 million for the first nine months of 1996. These expenditures related primarily to enhancements to the Company's test facilities and the acquisition of engineering design tools. The Company also made an investment of approximately $6.9 million as its first payment in a joint venture to develop a foundry with United Microelectronics Inc. (UMC) of Taiwan and several other partners. This payment to UMC represents the first twenty-five percent of the Company's total commitment to the foundry venture. The second installment, representing fifty percent of the total commitment is projected for late 1996 or early 1997. The final twenty-five percent is projected for the second half of 1997.


  At September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $42.3 million. The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next twelve months.

                          Part II. Other Information
                          --------------------------


ITEM 1. LEGAL PROCEEDINGS.
        See notes section on page 7 of this report.

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
        Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
               (a) EXHIBITS
                   Exhibit 27 -- Financial Data Schedule.
               (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OPTi Inc.


    Date:   11/13/96            By:         /s/ David Zacarias
                                    ------------------------------------
                                                David Zacarias
                                     Signing on behalf of the Registrant and as
                                           Chief Financial Officer