Form 10-K
period 1996-12-31
OPTI INC
filed 1997-03-31
CIK 899297

================================================================================

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ----------------------

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER  31, 1996

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ____________________________________

                         COMMISSION FILE NUMBER 0-21422

                                   OPTI INC.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                           77-0220697
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

              888 TASMAN DRIVE, MILPITAS, CALIFORNIA          95035
              (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (408) 486-8000

       Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 21, 1997 as reported on the Nasdaq Stock Market, was approximately $ 67,444,213. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 1997, registrant had 11,479,866 shares of Common Stock outstanding for non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about May 5, 1997 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 1997 are incorporated by reference into Part III of this form 10-K Report.

===============================================================================

                                   OPTi INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     INDEX

PART I                                                                                        PAGE NUMBER

     Item 1.       Business                                                                             1
     Item 2.       Properties                                                                          15
     Item 3.       Legal Proceedings                                                                   16
     Item 4.       Submission of Matters to a Vote of Security Holders                                 16
     Executive Officers of the Registrant                                                              17

PART II

     Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters                19
     Item 6.       Selected Consolidated Financial  Data                                               20
     Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                       21
     Item 8.       Financial Statements and Supplementary Data                                         24
     Item 9.       Changes in and Disagreement with Accountants on Accounting and Financial
                   Disclosures                                                                         24

PART III

     Item 10.      Directors and Executive Officers of the Registrant                                  25
     Item 11.      Executive Compensation                                                              25
     Item 12.      Security Ownership of Certain Beneficial Owners and Management                      25
     Item 13.      Certain Relationships and Related Transactions                                      25

PART IV

     Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                     26
     Signatures                                                                                        29

                                    PART I

ITEM 1.  BUSINESS

Information set forth in this report constitutes and includes forward looking information. The accuracy of such information is subject to a variety of risks and uncertainties, including product mix, the Company's ability to obtain or maintain design wins, market conditions in the personal computer and semiconductor industries, product development schedules and other matters. Actual results may differ from the results discussed in such forward looking statements.

INTRODUCTION

OPTi Inc., a California corporation ("OPTi" or the "Company"), has grown since its founding in 1989 to become a leading independent supplier of multimedia chipsets, which include core logic and audio logic controller products to the personal computer ("PC") market. The Company's chipsets provide in one or a few semiconductor devices the core logic functions of a PC as well as multimedia
related functions.   During 1996, the Company shipped over nine million of these devices to over 100 PC manufacturers, motherboard manufacturers, and add-in board manufacturers located primarily in Asia and the U.S.

This past year was a year of transition for the Company as it experienced significant reductions in revenues, its first year of net losses since 1989, and
market share losses in core logic chipsets for the desktop PC market.   The
Company has changed its focus over the last year, reflected in its growth in mobile core logic and audio products, as well as its initiatives to develop and acquire technologies for future product applications.

The Company currently competes in three principal segments within the multimedia chipset market for PCs; core logic for mobile computers, core logic for desktop
computers and the audio controller market for PC sound applications.   From the
Company's inception through 1995, the Company's principal segment had been
desktop core logic.   However, with increasingly aggressive competion in this
area, primarily from Intel Corporation, the Company has had to revise its strategy and focus on market opportunities where the Company has strategic advantages. This has led to the Company's focus on the mobile core logic market where the Company has experienced revenue gains of approximately 170 percent from 1995 to 1996, and to focus on opportunities surrounding peripheral products, primarily audio applications, and other potential high growth areas.

The Company's successes have been primarily attributable to its timely introduction of highly integrated chipsets which have assisted a wide variety of both PC manufacturers and motherboard manufacturers in achieving the rapid time to market and low product costs necessary for success in the intensely competitive PC market. The Company also believes that it has benefited from the increasing practice of major PC manufacturers to outsource core logic circuits. The Company sells its products to PC manufacturers and motherboard manufacturers and their suppliers directly or through a network of independent sales representatives and international stocking representatives.

The Company's strategy is to deliver new, innovative and cost effective products in a timely manner, develop products for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. As part of this strategy, OPTi entered the audio chipset market in 1993 through the acquisition of MediaChips, Inc., an audio
chips semiconductor design company.   Sales in 1996 for this product segment was
approximately 28% of total net sales. OPTi seeks to maintain its position as a low-cost provider of chipsets by vigorously controlling production and other operating costs.


INDUSTRY BACKGROUND

During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing have made PCs valuable and affordable tools for business and personal use.

The principal functions of a PC are provided by a circuit board known as the motherboard, consisting of a microprocessor, bus circuits, various memory devices and core logic circuits. The bus is the pathway through which the microprocessor communicates with peripheral devices and adapter cards. Core logic circuits perform five principal functions in the PC: system control, memory control, bus control, bus buffering and peripherals control. System control refers to the computing functions which enable the microprocessor to manage the flow of data between the microprocessor, the system bus and memory. Memory control consists of the control functions employed by the microprocessors to efficiently manage the operations of memory devices. Bus control enables the PC to implement the protocols necessary to achieve compatibility with industry standard bus interfaces and protocols, such as Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), Video Enhancement Standard Architecture ("VESA") and Peripheral Control Interconnect ("PCI"). Peripherals control facilitates the operations of peripheral devices such as the disk drive, keyboard and display device.

In personal computer designs employed in the early-1980's, the core logic functions were performed by several large scale integrated ("LSI") circuits and numerous discrete transistor ("TTL") circuits located on the motherboard. Although these circuits were available to PC manufacturers from third party semiconductor suppliers, the large number of discrete devices needed to implement core logic functions resulted in high part counts, low production yields and relatively high total system costs. Moreover, the qualifications and integration of numerous discrete devices caused the development effort to be complex and time consuming. The high development costs associated with this effort greatly favored PC manufacturers who had the development resources and expertise necessary to introduce complex computer systems in a timely fashion.

Starting in the mid-1980's, advances in semiconductor technologies and circuit design enabled system designers to replace these TTL circuits with a small number of compact, very large scale integrated ("VLSI") circuits or "chipsets" which perform numerous core logic and control functions in an integrated package. As a result, independent chipset suppliers began to offer integrated chipsets as standard products. These products enabled a broad variety of manufacturers to rapidly and cost-effectively introduce PCs built around 286 and 386 microprocessors and thereby participate in the growing worldwide personal computer market. Independent chipset suppliers supported the expanding base of motherboard and PC manufacturers located in Asia, the U.S. and Europe.

Chipsets offered by the independent suppliers typically did not incorporate the functionality necessary to manufacture PCs with performance or features comparable to those developed by major PC manufacturers who did their own core logic designs. In particular, the proprietary, internally developed core logic designs of major PC manufacturers' systems often incorporated cache memory controllers which improve system performance by using fast static random access memory ("SRAM") in addition to slower dynamic random access memory ("DRAM") controllers. Major PC manufacturers were thus still able to differentiate their products on the basis of unique system performance and features.

In 1990 and 1991, however, certain independent chipset suppliers introduced chipsets incorporating advanced core logic circuits which embodied the technology necessary to support system performance and features comparable to those developed by the major PC manufacturers. The availability of these highly integrated core logic chipsets enabled smaller PC manufacturers to compete more effectively with the major PC manufacturers and significantly increase their share of the PC market.

During 1992, many large PC manufacturers dramatically reduced their prices in an attempt to recapture market share from the smaller PC vendors. The rapid decline in PC prices resulted in both continued substantial unit growth and lower profit margins in the PC market as a whole. In response to the increasingly competitive environment, major PC manufacturers adopted the strategy of introducing a greater number of PCs to address various price points and market niches. As the number of systems offered by PC vendors has increased, the life cycle of individual PC systems have become shorter. The competition among PC suppliers is now based on price, brand name recognition, marketing strength, customer service and support and access to distribution channels, in addition to distinctive performance or features.

The trend to higher performance, lower cost personal computers has been accompanied by a variety of changes in the market for personal computers and the
technologies used to address these emerging market requirements.   The
consumer sector has become the fastest growing sector of the PC market, driven, in part, by the emergence of low-cost multimedia computers and peripherals.

Industry studies indicate that an increasing percentage of personal computers are now sold with multimedia functionality which typically involves sound and support of full screen, full-motion video technologies. As the personal computer industry has matured and become more consumer-oriented, large OEM PC suppliers, including major competitors from the consumer electronics arena, have captured market share from smaller PC vendors as strength of brand name, customer support and distribution channels have become more important competitive factors in the industry.

These changes in the personal computer market and technology directly affect the market for core logic chipsets. The primary customer base for chipsets has shifted significantly to major PC manufacturers and to the suppliers to these leading OEM customers, in contrast to prior periods in which motherboard manufacturers and system integrators represented the largest portion of the market for core logic chipsets. Large OEMs require increasingly higher levels of product integration, thus enabling them to reduce parts count and control total product costs. The Company also expects that peripheral functions historically provided by add-in boards, such as sound functionality, may be provided by semiconductor circuits included on the personal computer motherboard or incorporated in the core logic chipset.

During 1995 and 1996, almost a complete shift occurred in the personal computer market to Pentium class products and away from 486 microprocessor-based products. With this shift, the industry standard became a Pentium-based system with a VESA local bus or PCI local bus structure. During the second half of 1995, the market for 486-based computers and the related market for chipsets and motherboards and licensing motherboards used in 486 computers declined precipitously. Due to the speed of this shift, the personal computer industry has experienced excess inventories of 486-based computers and motherboards and rapidly deteriorating pricing for these products.

Concurrent with these shifts, the market for motherboards and chipsets changed significantly as Intel captured an increasing percentage of the motherboard market by selling completed motherboards and licensing motherboard production in the Far East, employing the Intel Pentium microprocessor, Intel chipsets and other circuitry. Intel's entry into the motherboard market has had a direct adverse effect on the Taiwan motherboard market, and resulted in a significant decline in demand for core logic chipsets from Taiwan motherboard manufacturers.

Dramatic growth has continued in the PC market as computer and consumer electronics industries have converged, combining increased multimedia and communications capabilities. Today's systems increasingly offer more powerful microprocessors, highly integrated chipsets, integrated video, stereo sound, highspeed fax and modem communications and CD-Rom.

Like the PC market, the market for chipsets is seasonal. In general, chipset suppliers experience higher sales in the second half of the calendar year than they experience in the first half of the year.

STRATEGY

The Company's strategy incorporates the following elements:

Continue Mobile Computer Market Growth
--------------------------------------

The Company has continued to expand it focus into the mobile computing sectors of the personal computer market, as this market becomes a growing portion of the total market. Sales of core logic devices to mobile customers in 1996 comprised approximately 59% of the Company's total core logic sales in 1996, up from approximately 14% in 1995. The Company believes it is the leading independent supplier of core logic chipsets to the mobile computer market. The competitive landscape in the mobile area is better suited for independent suppliers to compete against competitors like Intel because of the greater differentiation in designs from one mobile product to another. Within the desktop arena, many motherboard designs and components are identical from one model to another, providing larger competitors an opportunity to control the market in this area.

Continually offer higher levels of product integration
------------------------------------------------------

One of the Company's principal strategies is to continually introduce core logic and audio chipsets with new features and higher levels of product integration. As part of this strategy, the Company seeks to incorporate functions into the chipset which have in the past required TTL implementations, peripheral circuits or add-on boards, and to implement this functionality in low
cost highly integrated packages.   These packages include single chip core logic
offerings in both the notebook and desktop core logic areas and increasing levels of functionality within their audio controller products.

Continue Audio Market Growth
----------------------------

During 1993, the Company expanded beyond its principal business area of providing core logic chipsets by introducing audio chips for multimedia computers. This product group has become an increasingly significant component of the Company's sales, representing approximately 28% of the Company's total net sales in 1996. This is up from approximately 20% in 1995 and approximately 7% in 1994.

Introduce Products Which Address New Market Opportunities
---------------------------------------------------------

As in the example of the Company's move into the audio market, the Company continues to explore market opportunities outside core logic, including graphics, video and 3-D applications. The Company believes that its relationships with major PC OEMs who use the Company's core logic chipsets may provide a marketing opportunity in offering additional products outside of the core logic area.

Introduce Core Logic Products That Provide Incremental Opportunities Based On
-----------------------------------------------------------------------------
Previous R&D Expenditures
-------------------------

The Company will continue to look for market opportunities for its core logic chipsets within the Pentium and Pentium Pro generations of PCs, where the Company already has developed products through research and development
expenditures from prior periods.   The Company may be able to take advantage of
opportunities that arise with minimum additional research and development expense.

Aggressively Explore Technology Investment/Acquisition Opportunities
--------------------------------------------------------------------

The Company plans to leverage its strong current asset position by continuing to look for opportunities to invest in, acquire, license and jointly develop technologies that provide potential product opportunities. An example of this strategy is the Company's minority equity investment in Tripath Technology, Inc., a company that has developed a digital amplifier technology with broad potential market opportunities in consumer electronics and personal computers. In February 1997, the Company announced a technology licensing agreement with QSound Labs, a leading edge audio technology company specializing in virtual sound localization and enhancement. Under this agreement the Company will incorporate three different QSound audio enhancement techniques into its multimedia devices: QSurround, which creates the virtual experience of six-speaker Dolby AC-3, Pro Logic or MPEG2 surround sound effects for normal two speaker systems, QSound's positional audio for speakers or headphones, which places individual audio signals well beyond the capabilities of conventional stereo reproduction and is often used for entertainment software, and QXpander, a stereo to 3D enhancement technology which creates an immersive sound field with any stereo material.


Provide an alternative to Intel chipsets and motherboards
---------------------------------------------------------

The Company believes that the Company's PC OEM mobile customers place a high value on maintaining other sources of motherboards and chipsets to those offered by Intel Corporation. In particular, the Company believes that its customers will continue to seek to differentiate their products and maintain multiple sources of supply, provided that chipsets can be acquired on competitive terms from the Company or other third party suppliers. Although Intel has acquired a large market share in the market for core logic chipsets, the termination of supply of core logic chipsets by other third party suppliers may provide the Company with ongoing design opportunities in the non-Intel sector of the market.

Support of Multiple Microprocessors
-----------------------------------

The Company seeks to support substantially all leading industry microprocessors from Intel Corporation, Advanced Micro Devices, Inc. and Cyrix Corporation concurrent with their introduction. The Company believes that this strategy will enable it to address the largest segments of the personal computer market and to offer its customers flexibility in their own product design, launch and procurement operations

Address Both U.S. and Asia Markets
----------------------------------

A significant aspect of the Company's market strategy is to address both the U.S. market consisting of large PC OEMs and the Asian market consisting primarily of producers of desktop motherboards, notebooks and add-in cards. Addressing these markets, the Company offers low cost solutions designed for the specific needs of each market.

Achieve Low Costs and Maintain Product Quality Through COT Design
-----------------------------------------------------------------

An important aspect of the Company's manufacturing strategy is to vigorously control production and operating costs through efficient product designs. The Company does not maintain its own internal production capabilities and relies on third-party foundries to produce its products. Over the last several years, the Company has implemented full custom designs in substantially all areas of its core logic chipsets and has established more than one foundry for each of its principal products. Reliance on outside foundries has enabled the Company to focus its development resources on circuit design and to avoid the capital expenditures and overhead required to maintain semiconductor manufacturing facilities.

DESIGN INNOVATIONS AND TECHNOLOGIES

The Company's products incorporate a variety of advanced technologies to enable PC manufacturers to introduce high performance low cost systems. These design innovations and technologies include:

PCI Audio
---------

In November 1996, the Company introduced a PCI audio system for PCs, scheduled for shipment in the second half of 1997. Embodied in the 82C935 product, the PCI system is fully PC'97 compliant, providing full Soundblaster Pro support, distributed DMA, virtual DMA, integrated synthesis, integrated 16-bit stereo CODEC, and duplex stereo.

Docking Station
---------------

The Company currently offers a docking solution within its Mobile product offerings. This solution allows for a variety of high performance low cost mobile extensions.

Unified Memory Architecture
---------------------------

In 1995, OPTi  was the first chipset supplier to announce VESA UMA architecture
in core logic.   This innovation potentially allows PC manufacturers to reduce system costs by eliminating the need for certain memory devices.

"Green" Power Management
------------------------

In 1994, OPTi was the first independent supplier of core logic chipsets to incorporate power management features in a chipset for use with 486 desktop computers. The power management features included in OPTi's 802G single chip solution included support of the System Management Mode available on the 486 class CPUs, a technique known as "clock throttling" in which the core logic circuitry shifts the clock frequency and other energy-saving techniques.

Innovative Memory Management
----------------------------

Since its formation, OPTi has been an innovator in offering core logic which supports or implements sophisticated memory-management features. OPTi was the first independent supplier to offer an integrated write-through cache controller in core logic chipsets, the first to ship production quantities of chipsets incorporating a write-back cache architecture and the first to provide an adaptive write-back cache in its core logic circuitry. The Company holds a patent on certain aspects of its write-back cache control architecture.

MULTIMEDIA CHIPSET MARKET AND PRODUCTS

The Company currently competes in three principal segments within the multimedia chipset market for PCs; core logic for notebook computers, core logic for desktop computers, and the audio controller market for PC sound applications.
In 1996, sales of core logic chipsets accounted for approximately 71% of the Company's revenues, of which, approximately 59% was for notebook applications and the remaining 41% was for desktop uses. During 1995, sales of core logic chipsets accounted for approximately 80% of the Company's revenues, of which approximately 86% was for desktop applications and the remaining 14% was for
notebook purposes.   These sales in 1996 were principally into Pentium class
machines.

Pentium-based Mobile Core Logic Products
----------------------------------------

Core logic chipset sales into the mobile market represented the largest segment of the Company's business in 1996, comprising approximately 59% of total core logic sales as compared to approximately 14% of total core logic sales in 1995. The historical gaps in features and selling prices between desktop and mobile products has continued to shrink as mobile products increasingly include many of the features and standards found in desktop products.

In June of 1995, the Company began shipping its first Pentium-based mobile product, the Viper N. This product incorporates desktop-like performance features such as L1 and L2 cache support, a full 64-bit DRAM controller and an integrated PCI controller.

In the first quarter of 1996, the Company began shipping its next generation Pentium-based mobile product, the Viper N+. This product incorporates many of the features found in the Company's current multimedia Pentium desktop product plus full PCI docking capability and support of four drives with independent timing.

In the first quarter of 1997, the Company began production shipments of its Firestar single chip BGA product which combines high performance features with space saving design capabilities for mobile applications based on on the Intel 3.3V Pentium processor, Cyrix 6x86 processor and AMD5K86 processor. The scaleable features of Firestar allow designs of a high performance multimedia solution or, by implementing the Unified Memory Architecture (UMA) features, a highly integrated low-cost solution. Firestar also allows Fast Page Mode DRAM, EDO DRAM, or synchronous DRAM for further design options. The highly concurrent cycles and deep buffering features of Firestar also improve system performance.

Pentium-based Desktop Core Logic Products
-----------------------------------------

The Company shipped its first Pentium product, the 82C596/597, in mid-1993, and thus became the first chipset supplier other than Intel to support the
Pentium microprocessor.   The Company has shipped three Pentium based products
subsequent to this original Pentium product, including the Viper, which commenced shipments in March of 1995 and Viper M, which began shipments in June of 1995.

The Viper M is a highly integrated, high performance chipset solution that is designed to support not only Intel's Pentium microprocessors, but also AMD's 5K86 and Cyrix's M1 microprocessors. It is able to achieve high levels of performance as a result of its high levels of integration and distinctive
features.   The Viper M provides 64-bit core logic with integrated PCI support
and green robust power management features.   It supports a wide variety of
existing and emerging DRAM/cache technologies, allowing system manufacturers optimum price/performance flexibility. The Viper M also supports multimedia functions, including IDE Bus Master, EDO DRAM and Type F DMA.

In June of 1996, the Company announced the Vendetta product, a single chip BGA product with integrated Sound Blaster compatible audio and an auxillary 66MHz PCI for "Accelerated Graphics Port" AGP applications. This product is scaleable to address multiple system requirements, from entry level UMA-based to high end non-UMA dual PCI bus workstations and servers with SDRAM, EDO, DRAM, and ECC support. The Vendetta product is sampling as of March 1997.

The Company's principal competitor in the Pentium based market, to date, has been Intel. Intel sells the majority of core logic into the Pentium marketplace. As the dominant supplier of Pentium class CPUs, Intel has been able to sell or license designs for motherboards containing a Pentium microprocessor with a supporting Intel chipset, reducing the market for independent chipset suppliers.



Pentium Pro-based Desktop Core Logic Products
---------------------------------------------

In June of 1996, the Company announced the Discovery product, its first product based on the Intel Pentium Pro processor. This product is scheduled to sample in the second half of 1997. This solution is comprised of two chips. It provides 64-bit core logic, integrated PCI support, support for a second Host-to-PC device, support for all popular memory technologies, sophisticated power management features, and optional support for Unified Memory Architecture (UMA), and Accelerated Graphics Port (AGP).

Audio Markets and Products
--------------------------

The market for audio chipsets primarily consists of manufacturers of motherboards and add-on boards who offer products compatible with the Soundblaster standard established by Creative Labs, Ltd. Competitive factors in this market consist of the ability to offer low cost products with a high level of compatibility with the Soundblaster standard, integrated wave table functionality and FM synthesis.

OPTi entered the audio controller market in 1993 through its acquisition of MediaChips, Inc., a small private company located in Fremont, California. In that transaction, OPTi issued 300,000 shares of Common Stock in exchange for all outstanding shares of MediaChips, Inc. Sales have increased from approximately $11 million in 1994 to approximately $34 million in 1996. At this level, it is estimated that the Company's revenues represent approximately 14% market share in the audio market.

This market sector has two main segments, audio products for use in the add-in card market and audio products that are installed directly on the motherboard, without requiring an add-in card.

OPTi's first product entry in the add-in market was the 82C928. This product provided 16-bit sound in a low-cost chipset product sold to independent manufacturers of sound cards. The Company introduced its second generation sound controller, the 82C929, a costed down version of the 82C928, in mid 1994.
The Company shipped approximately three million of these devices in 1995.   The
Company began shipping its next generation product, the 82C924, in Q3 of 1995. This is a drop in replacement to the 82C929 that combines all the features of the 82C929 along with support for the Microsoft/Intel Plug-and-Play-
specification.   The Company began shipping its subsequent product in this area, the 82C925, in the second quarter of 1996. This product embodies all the features of the 82C924 plus built-in FM functionality through an enhanced version of FM technology developed by the Company called OPTi FM.

The Company began shipping the 82C930 in early 1995, which integrates a Sigma-Delta audio codec/mixer into the audio controller chip. The 82C930 enables OEM PC manufacturers to integrate audio capabilities directly on the motherboard,
without requiring an add-on sound card.   In November 1995, the Company
announced the 82C931 which includes all the features of the 82C930 plus built-in FM functionality.

The Company began shipping the 82C931 in June of 1996, which is a subsequent offering to the 82C930, which also integrates audio capabiliities directly on the motherboard or onto an add-in card. This chip contains all the features of the 82C930 along with support for the Microsoft/Intel Plug-and-Play specification and built-in FM synthesizer.


The Company announced the 82C941 in the middle of 1995, which is the Company's first Wavetable synthesizer product. This product creates high quality, accurate, realistic musical sound and is designed for use in musical instruments, karaoke machines, MIDI modules, and PC sound card applications.

In November 1996, the Company announced its first PCI audio product, the 82C935 which includes the functionality of the 82C931, is Soundblaster compatible, and is fully PC'97 compliant. The Company plans to begin sampling this product in the summer of 1997.

In February 1997, the Company announced a technology licensing agreement with QSound Labs, a leading edge audio technology company specializing in virtual sound localization and enhancement. Under this agreement the Company will incorporate three different QSound audio enhancement techniques into its multimedia devices: QSurround, which creates the virtual experience of six-speaker Dolby AC-3, Pro Logic or MPEG2 surround sound effects for normal two speaker systems, QSound's positional audio for speakers or headphones, which places individual audio signals well beyond the capabilities of conventional stereo reproduction and is often used for entertainment software, and QXpander, a stereo to 3D enhancement technology which creates an immersive sound field with any stereo material.


SALES AND MARKETING

OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives and independent stocking representatives. In North America, OPTi's sales managers operate from the Company's headquarters in Milpitas, California, as well as Boca Raton, Florida and Houston, Texas. In Asia, the Company operates from a branch office in Taipei, Taiwan, a wholly owned subsidiary in Tokyo, Japan and through independent sales representatives located in Singapore, Korea, and Hong Kong. The Company also has a sales office in England and uses stocking representatives in the United Kingdom, France, Germany and Italy.

The Company's products are used by a variety of major personal computer and motherboard manufacturers. In 1996, PC suppliers who used the Company's products included Acer, Compaq, Hewlett-Packard, IBM, Olivetti, Siemens and Zenith Data Systems. Major motherboard manufacturers who used the Company's products in 1996 included Holco Enterprises, Inventec Corporation, Jet Way
Information,  Mitac International Corporation, and Universal Scientific.   The
Company's sales to any single customer fluctuates significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any particular subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties.

Sales to customers in Asia accounted for 80.3%, 59.3% , and 57.6% of net sales in the years ended December 31, 1996, 1995 and 1994, respectively. Sales to customers in Europe and other countries outside the U.S. and Asia accounted for 6.1%, 16.1% and 8.7% of net sales in the years ended December 31, 1996, 1995
and 1994, respectively.   During these three years, billings to almost all
customers were made in US dollars.   Approximately 4% of sales were billed in
Japanese yen in 1996. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delays in obtaining export licenses for certain technology, tariffs and other barriers and restrictions.

As is common in the semiconductor industry, the Company's business relationships with its customers require it to acquire and maintain inventories of chipset products based on forecast volumes from customers and in amounts greater than that supported by firm backlog. The Company's customers typically purchase products on a purchase order basis and do not become obligated to purchase any quantity of products prior to the issuance of the purchase order, even if the customer has previously forecast a substantially higher volume of products. The Company typically places non-cancelable orders to purchase its products from its foundries on an approximately twelve week rolling basis, while its customers generally place purchase orders approximately four weeks prior to delivery which may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expense and inventory levels could be disproportionately high, requiring significant working capital. The Company has experienced cancellation and shortfalls in purchase orders from the past, and in some instances such changes have resulted in inventory write-downs or write-offs. The Company expects that it will continue to experience such difficulties in the future.

The Company's payment terms to its customers typically require payment 30 to 60 days after shipments of products, which is the industry standard. The Company sometimes obtains letters of credit in support of sales to customers primarily located in Asia. International sales supported by letters of credit are normally paid in a period of time which is shorter than the payment period for sales for which no letter of credit is provided.



CUSTOMER SUPPORT AND SERVICE

The Company believes that customer service and technical support are important competitive factors in the chipset market. The Company provides technical support for customers in the U.S., Europe and Asia. Manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi products.

The Company works closely with its customers for product definitions so that the right products can be developed for the right market segments. Additionally, the Company works closely with its customers to design motherboards and add-in cards configured using OPTi chipsets. OPTi believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insights into requirements for new chipsets.

MANUFACTURING, QUALITY CONTROL AND DESIGN METHODOLOGY

The Company subcontracts its manufacturing to independent foundries which allows OPTi to avoid the significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication facilities. As a result, the Company is able to focus its resources on product design and development, test, quality assurance, marketing and customer support.

The majority of the Company's products are currently manufactured using its custom owned tooling process and procured wafers and die primarily from United Microelectronics (UMC) in Taiwan, Chartered Semiconductor in Singapore, Toshiba
in Japan, and packaging houses in Taiwan.    The balance of the Company's
products are supplied as fully tested assembled parts from Tritech Microelectronics. The Company, in an effort to secure long term capacity, has
entered into agreements with both UMC and Chartered Semiconductor.   The Company
has developed strong relationships with its other suppliers due in part to the high volume of business the Company's products represent.

The Company is constantly engaged in cost reduction programs that need to be successful in order to ensure the profitability for products that face intense price competition in the marketplace. These programs include the continued migration to increasingly dense sub-micron wafer technologies, adopting technologies which currently range from .8 to .45 micron technologies down to
 .35 micron technologies and below in the future. This migration allows for smaller die sizes with better yields and lower costs.

In order for the Company to reduce die sizes and costs, the manufacturing technology related to packaging must continually be improved to reduce the amount of area needed for the external contacts of each device.

Many of the Company's new and future products incorporate Ball Grid Array (BGA) assembly, including its recently announced single chip solutions for both notebook and desktop core logic applications. The Company has no prior experience with this assembly process on any of its previous products and, as a result, could face potential product delays and cost overruns.

Currently, the Company believes that there is a sufficient level of wafer and
package manufacturing capacity in the industry available .   However, the
semiconductor industry experiences cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand, as experienced in the industry at various times through 1995.

The Company's long term agreements with UMC and Chartered Semiconductor address
this issue by  securing guaranteed capacity.   The Company's agreement with UMC
entails an equity investment in a new semiconductor manufacturing facility.
This ensures significant .35 micron wafer technology capacity for the Company in late 1997. The agreement also secured additional .6 micron capacity at an existing UMC facility. The Company's original commitment to this joint foundry agreement was approximately $30 million. The first payment of approximately $6.9 million was paid in January 1996. The terms of the agreement were changed so that the Company's commitment to invest any additional funds to the venture have been eliminated and the Company will retain a prorated share of wafer supplies and equity ownership, based on its reduced total investment. The Company's agreement with Chartered Semiconductor guarantees minimum volumes of both .6 micron 8 inch wafer capacity and "turnkey" production through the end of 1997. The Company, in turn, commits to purchase minimum levels of wafers and
"turnkey" product through this period.   In the event that the Company does not
experience sufficient demand for its products, the Company could incur costs, charges and write-offs associated with its commitments to its foundry suppliers resulting from such a shortfall in actual demand. Any such events could result in significant fluctuations in operating results from quarter to quarter or cause losses in any given period.

The Company has attempted to reduce inventory risks by improving its forecasting
capabilities.   Despite the fact that the Company has taken measures to avoid supply shortages, periods of  under-capacity may develop, creating possible
shortages for the Company's products.   In the event of lower demand for the
Company's products, the Company may still be required to purchase wafers in
excess of that demand.   Any such shortage or delays that are caused by under
capacity or any excess inventory created by a lowering of the Company's actual demand for wafers could have a material adverse effect on the Company's operating results.

The Company has an established testing capability, including sophisticated test equipment to perform both wafer sort and the final testing of finished devices.

The Company uses an automated design environment based on advanced workstations, dedicated product simulators, system simulation with hardware and software modeling and the use of a high level design description language in order to more rapidly define, develop and deliver new and enhanced products. The Company considers its computer-aided engineering ("CAE") and computer-aided design ("CAD") capabilities to be important to its success in all areas of new product development and intends to continue to enhance its CAE/CAD systems. Although the Company extensively tests hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a materially adverse effect on the Company's product introduction schedule and operating results.

RESEARCH AND DEVELOPMENT

As of March 15, 1997, the Company has a staff of 74 research and development personnel, which conducts virtually all of the Company's product development. The Company is focusing its development efforts primarily on the development of new advanced multimedia core logic chipset designs as well as audio and other
multimedia designs.   During 1996, 1995 and 1994, respectively, the Company
spent approximately $14.1 million, $10.8 million and $8.8 million on research and development.

All research and development costs are expensed as incurred. The increase in research and development expenses from 1996 to 1995 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on mobile directed technologies and in the multimedia areas. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

The Company has developed informal relationships with a number of PC microprocessor and system software manufacturers. The Company believes that these relationships facilitate its design efforts by providing it with early access to specifications of future microprocessors and system software. The Company is highly dependent upon the continued development and introduction of new microprocessors requiring new supporting chipsets. Due to the short product life cycles experienced in the chipset industry, the Company's time-to-market is critical for successful commercialization of a chipset. The Company believes that early access to microprocessor design specifications expedites the Company's introduction of supporting chipsets. As relationships in the PC industry are dynamic, there can be no assurance that such relationships will continue or that design specifications will be openly available on a timely basis. Failure to maintain these relationships may have a material adverse effect on the Company.

COMPETITION

The market for the Company's products is intensely competitive. Important competitive factors in the Company's markets are price, performance, time-to-market, added features, degree of integration, technical support and cost. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that the Company will be able to compete effectively in the future.

Competition in Desktop Core Logic
---------------------------------

The Company's principal competition in this area comes from Intel Corporation. Intel pursued an aggressive marketing strategy that in 1995 precipitated the dramatic market shift from 486-based products to Pentium-based products. This dramatic shift had detrimental effects upon companies who did not anticipate
such a sharp decline in 486 business.   In addition to this,  Intel has
aggressively pursued a strategy under which it builds or subcontracts to build motherboards, supplying all the components of the PC motherboard, as well as
licensing motherboard designs incorporating Intel core logic products.   This
ensured the use of its core logic circuitry in those systems, reducing the available market for independent chipset suppliers. These events created a disruption to the entire motherboard industry, located primarily in Taiwan, and
to the component suppliers of these companies.   Intel enjoys other competive
advantages which include superior access to processor design specifications and low cost in-house maufacturing.

The Company must continue to try to compete with Intel based on product features, time to market and product compatibility, but there can be no assurance that it will be successful in doing so.

The Company's other competitors in the multimedia core logic area include major domestic and international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VLSI Technology, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their
own internal production capabilities.   The Company must face the challenge of
competing at the high end of the marketplace, in the PC OEM area, based on features and time to market and at the lower end of the marketplace, the motherboard market, based on price.

Competition in Mobile Core Logic Market
---------------------------------------

The Company's main competitors in this area are Intel, ITE, and SIS. Although Intel has not been as aggressive in this market as it has in the desktop core logic area, there can be no assurances that Intel will not develop a strategy to attempt to control the market in this area.

Competition in Audio Market
---------------------------

The Company's principal competition in the audio marketplace include Crystal Semiconductor, Creative Labs, ESS Technology and Analog Devices. This market is also intensely competitive and susceptible to severe price pressure.

The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. In response to competitive pressures, the Company typically provides for scheduled price reductions to its customers. To remain competitive, the Company must continue to introduce new products and to reduce prices over its product life cycle. Unless price reductions are offset by reductions in manufacturing costs, these price reductions would have an adverse effect on the Company's profitability and operating results. Certain of the Company's competitors, including Intel, have substantial financial resources which may enable them to withstand prolonged price competition or downturns in the chipset market.

LICENSES, PATENTS AND TRADEMARKS

The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has eleven patents based on certain aspects of the Company's designs. The Company currently has sixteen patents pending for its technologies, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants as well as other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not yet have a large portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license was not made available to the Company on commercially reasonable terms, the Company's operating results would be adversely affected. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a susidiary of Cirrus Logic. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller products. The Company believes that the claim is without merit and that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

BACKLOG

Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, internal test facilities, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 1996, the Company's backlog scheduled for delivery within six months was approximately $15.7 million, all of which is expected to be filled during fiscal 1997 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $21.5 million as of December 31, 1995.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

Fluctuations in Operating Results
---------------------------------

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from Intel and other suppliers, price competition, ongoing rapid price declines, sudden changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, the Company's operating results in any given period may be adversely affected by one or more of these factors.

Price Competition
-----------------

The market for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its' gross margin level or that further substantial reduction in chipset prices will not result in lower profitability or losses.

Changes in Customer Demand
--------------------------

The Company currently places non-cancelable orders to purchase products from independent foundries, while its customers generally place purchase orders with a significantly shorter lead time which may be canceled without significant penalty. In the past, the Company has experienced order cancellations and deferrals and expects that it will experience cancellations in the future from time to time. Any such order cancellations, deferrals, or a shortfall in a receipt of orders, as compared to order levels expected by the Company, could have a significant adverse effect on the Company's operating results in any given period.

Product Transitions and the Timing and Delivery of New Products
---------------------------------------------------------------

From 1993 through the first half of 1995 a large majority of the Company's revenues were derived from sales of products for the 486-based desktop PC
market.   In the second half of 1995, the PC market almost completely transitioned to Pentium-class products. This rapid transition had an adverse effect on the Company's operating results in the second half of 1995 due to a decrease in 486-based revenue, which could not be offset by the Company's Pentium-based products, primarily due to supply constraints on the delivery of
those products.   There can be no assurance that the Company will not face
future rapid product transitions. Any failure to successfully make future product transitions could materially affect the Company's results of operations.

The Company is currently in a transition with regard to its Pentium-class products. The Company announced the Firestar and Vendetta products in June of 1996 as its' latest generation core logic offerings for the notebook and desktop
markets, respectively.   These single chip products incorporate increasingly
complicated features and  greater levels of integration, while incorporating BGA
packaging technology.   To date, the Company has not produced high volumes of
products utilizing this package technology. If the Company is not able to successfully establish high volume production of these product in the first half of 1997, this could have a material adverse effect upon the Company's results of operations.

Product Development; Technological Change
-----------------------------------------

The Company's ability to maintain or increase its sales levels and profitability depends directly on its timely introduction and rapid ramp up of new products. In the past, the Company has experienced material delays in the introduction of new products and expects that it will experience similar problems from time to time in the future. Material delays in the introduction, production or sale of a new product can have a very severe effect on the

Company's operating results in any given period, possibly resulting in a significant shortfall in sales and earnings from that expected by the Company or securities analysts. In particular, the Company will be highly dependent on the timely completion and production of its Vendetta product and its new audio products during 1997. Any such delay or shortfall could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

Each of the product segments in which the Company offers new products are intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products which the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

Customer Concentration
----------------------

Historically, the Company has sold its products to a variety of PC and motherboard manufacturers in Asia and the U.S.. However, beginning in 1993, the Company began to sell a greater percentage of products for use by U.S. PC
manufacturers.   With the exception of Compaq and its subcontractors, no other single customer represented more than 10% of sales in 1996. The Company sold approximately $37 million of chipsets to Compaq and its subcontractors,
representing a combined 31% of net sales for the period.   There can be no
assurance that the Company will not experience declining sales with this customer, or any other major customer. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

None of the Company's customers has entered into a long-term agreement requiring
it to purchase the Company's products.   The loss of a significant customer,
reduction in orders from any significant customer, changes in the personal computer market, or economic or competitive conditions in the chipset market, could adversely affect the Company's business, financial condition and results of operation.

Credit Risks
------------

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if
these customers are unable to remain profitable.   Approximately 11% of the
Company's receivables at December 31, 1996 were with these customers.

Dependence on Foundries and Manufacturing Capacity
--------------------------------------------------

Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging
process.   The Company's reliance on independent foundries and packaging houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1995, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to risks of, and has in the past experienced, excess or obsolete inventory due to an unexpected reduction in
demand for a particular product.   The manufacture of chipsets is a complex
process and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company's ability to meet customer demand for its products. Should any of its major suppliers be unable or unwilling to continue to manufacture the Company's key products in required volumes, the Company would have to identify and qualify acceptable additional foundries. This qualification process could take up to six months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy any of the Company's requirements on a timely basis. The semiconductor industry experiences cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand. Any such delivery problems in the future could materially and adversely affect the Company's operating results.

The Company began using Custom Production in 1993. Custom Production requires that the Company provide foundries with designs that differ from those traditionally developed by the Company in its gate array production and which are developed with specialized tools provided by the foundry. This type of design process is inherently more complicated than gate array production and there can be no assurance that the Company will not experience delays in developing designs for Custom Production or that such designs will not contain bugs. To the extent bugs are found, correcting such bugs is likely to be both expensive and time consuming. In addition, the use of Custom Production requires the Company to purchase wafers from the foundry instead of finished products. As a result, the Company is required to increase its inventories and maintain inventories of unfinished products at packaging houses. The Company is also dependent on these packaging houses and its own internal test functions for adequate capacity.

The Company intends to continue to shift a substantial amount of its capacity to increasingly dense sub-micron processes during 1997 and thereafter. The Company has limited experience with processes below .6 micron, which are increasingly more complex. Although the Company extensively tests hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a materially adverse effect on the Company's product introduction schedule and operating results.

Competition
-----------

The chipset market is intensely competitive. The Company believes that its ability to compete successfully depends upon a number of factors including price, performance, the timely delivery of new products by the Company, the introduction of new products by its competitors, product features, the emergence of new PC standards, quality and customer support. There can be no assurance that the Company will continue to compete successfully with respect to any one
or more of these factors.   The Company has experienced market share declines in
the desktop core logic area, primarily to Intel.  The Company also competes
directly with Intel in the notebook core logic area.   Although Intel has not
been as aggressive in this market as it has in the desktop core logic area, there can be no assurances that Intel will not develop a stategy to attempt to
control the market in this area.                         .

Possible Volatility of Stock Price
----------------------------------

There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

EMPLOYEES

As of December 31, 1996, the Company had 210 full-time employees, including 78 in research and development, 68 in marketing, sales, and support and 64 in finance, administration and operations. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work
stoppage.   The Company's ability to retain key employees is a critical factor to the Company's success.

ITEM 2.  PROPERTIES

The Company is headquartered in Milpitas, California, where it leases administrative, sales and marketing, product development, test and distribution facilities in two locations consisting of an aggregate of approximately 97,000 square feet. The Company has additional lease obligations in Milpitas of approximately 46,000 square feet, which the Company has sub-let to a third party. The leases for the Company's facilities expire in the middle of 2002. The Company believes that these facilities are adequate for its needs in the foreseeable future.

The Company also leases office space in Houston, Texas, Boca Raton, Florida, Tokyo, Japan, the United Kingdom, and Taipei, Taiwan to provide sales and technical support to customers in these regions. The Company believes that these facilities are adequate for its needs in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

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

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a susidiary of Cirrus Logic. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller products. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

The Company is also subject to commercial litigation which the Company believes is not material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of March 28,  1997 were as follows:


Name                   Age      Position with the Company
----                   ---      -------------------------

Jerry Chang             44      Chief Executive Officer, Chairman of the Board

Stephen A. Dukker       44      President

David Zacarias          47      Chief Financial Officer, Chief Operating
                                Officer and Secretary

David Lin (1)           41      Director

Tor R. Braham (1)       39      Director

Bernard T. Marren       61      Director

Kapil K. Nanda          51      Director



(1) Member of the Audit and Compensation Committees.

Jerry Chang, a co-founder of the Company, has served as Chief Executive Officer of the Company since February 1995. Mr. Chang served as Chief Operating Officer of the Company from February 1994 to February 1995 and as President and Chief Operating Officer of the Company from February 1993 to March 1994. Mr. Chang served as Vice President, Finance and Operations, Vice President, ASIC Technology and Chief Financial Officer of the Company from January 1989 to February 1993. Mr. Chang first served as a director of the Company from March 1990 to January 1993 and currently has served as the Chairman of the Board since May 1994. Prior to co-founding the Company, he was employed by Chips and Technologies ("Chips"), a chipset design company, from February 1987 to January 1989, serving as a design manager. From June 1984 to October 1986, Mr. Chang was a senior Engineer at Zilog, Inc. Mr. Chang holds a B.S. degree in Electrical Engineer from National Chiao-Tung University and an M.S. in Electrical Engineering from Ohio State University.

Stephen A. Dukker was made President of the Company in January of 1996. He was elected as a director of the Company in January 1993. Since May 1994, Mr. Dukker has served as President of VideoLogic, Inc., a supplier of video and graphics add-on boards. From June 1991 through October 1993, he served as a Senior Vice President of CompUSA, Inc., a chain of discount computer superstores. During that time he was also a member of the Executive Committee of CompUSA and President of its Compudyne Computer manufacturing and mail order subsidiaries. Prior to joining CompUSA, Mr. Dukker was President of PC Brand, Inc., a manufacturer and mail order distributor of PC products from January 1988 to May 1991.

David Zacarias has served as Chief Financial Officer of the Company since February 1993 as Secretary since May 1994 and as Chief Operating Officer since July 1995. Prior to joining the Company, Mr. Zacarias served from October 1991 to November 1992 as Vice-President, Finance and Chief Financial Officer of Everex Systems, Inc., a computer company. In January 1993, Everex Systems, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code. During the period from October 1989 to October 1991, Mr. Zacarias held the position of Vice-President, Finance and Chief Financial Officer at The Santa Cruz Operation, Inc., a Unix software corporation. Prior to this period, Mr. Zacarias was employed by Altos Computer Systems, a computer company from October 1981 to October 1989 serving in various capacities, the most recent being Chief Operating Officer and Chief Financial Officer. Mr. Zacarias holds a B.S. Degree in Business and an M.B.A. from the University of California at Berkeley. Mr. Zacarias is a Certified Public Accountant.

David Lin, a co-founder of the Company, had served as Executive Vice President,
Emerging Businesses from June 1994 to July 1995.    Mr. Lin served as Executive
Vice President, Engineering from February 1993 to June 1994 and has served as a director of the Company since March 1990. Mr. Lin served as Vice President, Systems Engineering of the Company from March 1989 to February 1993. Prior to co-founding the Company, Mr. Lin was employed by Chips from March 1987 to January 1989, most recently serving as a design manager. Mr. Lin holds a B.S. degree in Electrical Engineering and a masters degree in business management from National Chiao-Tung University and an M.S. in Electrical Engineering from San Jose State University.

Tor R. Braham was elected as a director in January 1993. Mr. Braham is currently a partner in the law firm of Wilson, Sonsini, Goodrich & Rosati where he has been employed since 1984. Mr. Braham received a B.A. from Columbia College in 1979 and a J.D. from New York University School of Law in 1982. Mr. Braham is also a member of the Board of Directors of Smart Modular Technologies, Inc., a manufacturer of memory products.

Bernard T. Marren was elected as a director in May 1996. Mr. Marren has been Chairman and Chief Executive Officer of Die Enhancements, a processor of silicon wafers to produce fully tested die for the multi-chip module market, since 1994. From 1977 to 1994, Mr. Marren founded and served as President of Western Microtechnology Inc.,a distributor of electronic systems and semiconductor devices. From 1972 to 1976, Mr. Marren was an employee of American Microsystems.

Napil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of Infosoft, Inc., a software and development consulting company, which he founded in 1990. Prior to 1990, Mr. Nanda held various positions at Altos Computer Systems, a personal computer manufacturing company, from 1981 to 1989, the most recent position being Vice President of Engineering. From 1974 to 1981, Mr. Nanda was employed at Intel Corporation, where his most recent position was Manager, Software Engineering. Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of this Report:

The Company has not paid cash dividends on its common stock, and currently intends to retain any future earnings for use in the development and operations of its business. Accordingly, the Company does not expect to pay any cash dividends in the foreseeable future. The Company's common stock is traded over-the-counter and is quoted on the National Market System under the symbol "OPTI". The following table sets forth the range of high and low closing sale prices for the Common Stock:


                                         QUARTERLY PERIOD ENDED
                                         ----------------------
                                       DEC. 31,   SEPT. 30,   JUNE 30   MAR. 31,
                                       -----------------------------------------

Common stock price per share:
1996      High                          $ 6.13     $ 6.88    $ 8.63    $ 9.50
          Low                             4.50       4.44      4.88      5.63

1995      High                          $13.13     $29.00    $24.50    $20.00
          Low                             8.13      10.75     12.75     14.75


As of March 21, 1997, there were approximately 300 holders of record of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                      1996       1995       1994       1993      1992
                                    ---------------------------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of
 Operations Data:

Net sales                           $118,725   $163,676   $134,099    $85,256   $98,222

Cost of sales                        111,395    121,587     90,020     55,463    67,480
                                    --------    -------    -------    -------   -------
Gross margin                           7,330     42,089     44,079     29,793    30,742

Operating expenses                    31,000     27,458     22,614     15,631    16,559
                                    --------    -------    -------    -------   -------
Operating income (loss)              (23,670)    14,631     21,465     14,162    14,183


Other income (expenses):
    Interest income and other          2,417      3,210      1,523       932        620
    Interest expense                    (441)      (306)      (233)     (157)       (49)
                                    --------    -------    -------    -------   -------
Income (loss) before provision
 for income taxes                    (21,694)    17,535     22,755     14,937    14,754

Provision (benefit) for income taxes  (7,636)     6,285      8,201      5,770     5,660
                                    --------    -------    -------    -------   -------
Net Income (loss)                   ($14,058)   $11,250    $14,554    $ 9,167    $9,094
                                    --------    -------    -------    -------   -------
Net Income (loss) per share           ($1.13)     $0.85      $1.17    $  0.84     $0.99
                                    ========    =======    =======    =======    =======
Shares used in computing
 per share amounts                    12,443     13,171     12,436     10,955     9,358
                                    --------    -------    -------    -------    -------


Consolidated Balance Sheet Data:
    Cash and cash equivalents        $56,372    $61,362    $50,302    $39,850   $10,770
    Working capital                   76,188     95,551     71,481     45,040    17,860
    Total assets                     115,501    142,616    106,458     64,294    30,056
    Long-term obligations,
     excluding current portion         4,649      5,323      2,316        644     1,007
    Shareholders' equity              96,371    108,756     79,149     48,806    20,350

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this report constitutes and includes forward looking information. The accuracy of such information is subject to a variety of risks and uncertainties, including product mix, the Company's ability to obtain or maintain design wins, market conditions in the personal computer and semiconductor industries, product development schedules and other matters. Actual results may differ from the results discussed in such forward looking statements.

OVERVIEW

OPTi has grown since its founding in 1989 to become a leading independent volume supplier of multimedia chipsets, including core logic and audio logic chipset products to the personal computer market. The Company's main products are chipsets that provide the core logic functions of a PC. During 1996, the Company shipped more than nine million core logic and audio chipsets to over 100 PC and motherboard manufacturers and add-on board manufacturers located primarily in Asia and the U.S.

1996 COMPARED TO 1995 - Net sales for the year ended December 31, 1996 ("1996") decreased 27% to $118.7 million, compared to net sales of $163.7 million for the year ended December 31, 1995 ("1995"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's desktop core logic business segment. This reduction was partially offset by increases in the Company's notebook core logic and audio business segments. In 1996 the Company shipped approximately 9.0 million chipsets as compared to approximately 11.5 million chipsets in 1995.

Revenue from core logic products were approximately 71% of net sales for 1996 as
compared to approximately  80% in 1995.   The remaining 29% of revenue in 1996
was from peripheral products (audio and graphics).    The mix of revenues within
the core logic area has shifted to notebook core logic products which represented approximately 59% of total core logic sales in 1996 as compared with approximately 14% in 1995. It is likely that the Company will experience ongoing shifts in its revenue mix. No assurances can be given that future revenues will reflect this product mix trend.

The Company's declines in its desktop core logic business have been largely due to Intel's aggressive push to dominate the desktop core logic market and the Company's inability to compete successfully over this period. This push from Intel which began in 1995 corresponds to their aggressive marketing of the Pentium platform and their successful attempts to control a significant share of the Pentium motherboard market, which utilize their own processors and core logic.

Gross margin for 1996 decreased to approximately 6% of net sales as compared to approximately 26% in 1995. This decrease in gross margin for the year was primarily attributable to inventory write-downs taken on some of the Company's Pentium class desktop core logic products, reductions in selling prices for the Company's Pentium class desktop core logic products, increased overhead expenses as a percentage of revenue, and reductions in selling prices for the
Company's audio products.   The Company is likely to face continued potential
inventory risks and adjustments if anticipated sales and shipments do not occur when expected, as in the case of some of its desktop core logic products.
The markets for the Company's products are also subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to increase it's gross margin level or that further substantial reductions in chipset prices will not result in future losses.

Research and development  ("R&D") expenses for 1996 increased approximately 30%
to $14.1 million, compared with $10.8 million for 1995.   The increase in
research and development expenses from 1995 to 1996 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on notebook directed technologies and in the multimedia areas. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

Selling, general and administrative ("SG&A") expenses for 1996 increased approximately 2% to $16.9 million, compared with $16.6 million in 1995. This increase in SG&A expenses from 1995 to 1996 was primarily attributable to increased legal expenses related to the class action lawsuit brought against the Company, partially offset by a reduction in sales expenses relating to decreased net sales.

Net interest and other income for 1996 was $2.0 million as compared to $2.9 million for 1995. Interest and other income consists primarily of interest income and has decreased primarily due to lower average balances of cash and cash equivalents and lower average interest rates in 1996 versus 1995.

The Company's effective tax benefit was 35% for 1996 and the Company's effective tax rate for 1995 was 36%. The Company has relied on future taxable income to
benefit its deferred tax assets.   The Company has recorded net deferred tax
assets of $9.8 million, reflecting the benefit of $2.7 million in unrealized net operating loss carryforwards and $1.3 million in credit carryforwards, which will expire in varying amounts between 2001 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company anticipates an effective tax rate for 1997 of approximately 34%.

1995 COMPARED TO 1994 - Net sales for the year ended December 31, 1995 ("1995") increased 22% to $163.7 million, compared to net sales of $134.1 million for the year ended December 31, 1994 ("1994"). This increase in sales was primarily attributable to increased sales of chipsets supporting the 486 microprocessor during the first half of the year, the ramping up of sales of chipsets designed for the Pentium microprocessor during the second half of the year, and the sale of audio chipsets. In 1995 the Company shipped approximately 11.5 million chipsets as compared to approximately 9.1 million chipsets in 1994.

Revenue from products related to core logic were approximately 80% of net sales
for 1995 as compared to approximately 92% in 1994.   The remaining 20% of
revenue in 1995 was from peripheral products (audio and graphics). From 1993 through the first half of 1995 a large majority of the Company's revenues were
derived from sales of products for  the 486-based PC market.   In the second
half of 1995, the PC market almost completely transitioned to Pentium-class products. This rapid transition had an adverse effect on the Company's operating results in the second half of the year due to a decrease in 486-based revenue, which could not be offset by the Company's Pentium-based products, primarily due to supply constraints on the delivery of those products.

Gross margin for 1995 decreased to approximately 26% of net sales as compared to approximately 33% in 1994. This decrease in gross margin for the year was primarily attributable to activity in the second half of 1995. Gross margins in the second half of 1995 decreased to approximately 20% from approximately 31% in the first half of 1995 due to write-downs of certain inventories, the costs of ramping up production of the Pentium Viper-M chipset and decreased selling prices in both core logic and audio chipsets. The markets for the Company's products are subject to severe price competition and price declines. Price competition in the audio controller area, for example, had a material adverse effect on gross margins in the second half of 1995 as compared with the first half of the year.

Research and development ("R&D") expenses for 1995 increased approximately 23% to $10.8 million, compared with $8.8 million for 1994. This increase in R&D expenses was primarily attributable to additional headcount and their related expenses as well as expenses incurred for initial new product development.

Selling, general and administrative ("SG&A") expenses for 1995 increased approximately 20% to $16.6 million, compared with $13.9 million in 1994. The increase in SG&A expenses from 1994 to 1995 was primarily attributable to additional headcount and their related expenses and increased sales expenses relating to increased net sales.

Net interest and other income for 1995 was $2.9 million as compared to $1.3 million for 1994. Interest and other income consists primarily of interest income and has increased primarily due to larger average balances of cash and cash equivalents and higher average interest rates in 1995 versus 1994.

The Company's effective tax rate was 36% for 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 1996, the Company generated cash from operating activities of $4.5 million primarily due to reductions in inventories and accounts receivable. This was partially offset by a decrease in accounts payable and a net loss for the year. In 1995, the Company generated cash from operations of $13.7 million primarily due to net income and an increase in income taxes payable, offset, in part, by an increase in accounts receivable due to timing differences between shipments that occurred in Q4 1995 as compared with Q4 1994.

Financing activities provided cash of approximately $2.1 million and $8.7 million in 1996, and 1995, respectively, due to proceeds from the sale of stock and proceeds from the sale and leaseback of fixed assets, partially offset by principal payments on capital lease obligations.

The Company's investing activities used cash of $11.6 million and $11.3 million in 1996 and 1995, respectively. During 1996 and 1995 the Company made capital expenditures, including obligations under capital lease, of approximately $8.5 million and $11.8 million, respectively. These expenditures related primarily to the acquisition of computer equipment and high speed circuit testers for use in the development and testing of chipset products.

In 1995, the Company entered into a manufacturing agreement and foundry venture agreement with United Microelectronics Corporation ("UMC"). Under the original terms of the agreements, the Company received an immediate supply of wafers from UMC and the Company committed to invest the equivalent of $30 million in cash for a 5% equity interest in the foundry venture. The Company made a payment of approximately $6.9 million in January 1996 per the original agreement. The terms of the agreement were subsequently changed so that the Company's commitment to invest any additional funds to the venture have been eliminated and the Company will retain a prorated share of wafer supplies and equity
ownership, based on its reduced total  investment.   The Company does not have
Board of Director or management representation in the foundry venture. Due to the Company's small percentage ownership and little influence on the operations of the foundry venture, the Company will continue to account for this investment on the cost basis.

The Company has an agreement with a wafer foundry that guarantees minimum volumes of .6 micron eight inch wafer capacity and turnkey products through the end of 1997. The Company, in turn, commits to purchase minimum levels of wafers and turnkey products through this period.

The Company's manufacturing plans and expenditure levels are based primarily upon sales forecasts. Typically, the Company orders products from foundries pursuant to non-cancelable purchase orders on a rolling twelve week basis while its customers generally place product orders approximately four weeks prior to delivery, which orders may be canceled without significant penalty. The Company anticipates that the rate of new orders will vary significantly from month to month. As a result, backlog can fluctuate significantly. Consequently, if anticipated sales and shipments do not occur when expected, expense and inventory levels could be disproportionately high and the Company's operating results could be materially and adversely affected.

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $56.4 million and working capital of $76.2 million. The Company believes that the existing sources of liquidity as well as its $10 million line of credit will satisfy the Company's projected working capital and other cash requirements through at least the end of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-13 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company's directors is incorporated by reference from the sections captioned "Election of Directors" and "Other Information" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be on held May 29, 1997, and to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year end pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report and certain other information is incorporated by reference from the section captioned "Other Information" contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Other Information" contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements
          --------------------

          The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
          Report of Ernst & Young LLP, Independent Auditors                F-1
          Consolidated Balance Sheets, December 31, 1996 and 1995          F-2
          Consolidated Statements of Operations for the years ended
             December 31, 1996, 1995 and 1994                              F-3
          Consolidated Statements of Shareholders' Equity for the years
             ended December 31, 1996, 1995, and 1994                       F-4
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995, and 1994                             F-5
          Notes to Consolidated Financial Statements                       F-6


(a)(2)    Financial Statement Schedules
          -----------------------------

                Schedule                                                  Page
                Number           Description                             Number
                --------         -----------                             ------

                   II       Valuation and Qualifying Accounts             F-15



                   All other schedules not applicable.

(a)(3)    Exhibit Listing
          ---------------

                Exhibit
                Number           Description

                2.1              Agreement and Plan of Reorganization among the Registrant, OAC Corp.
                                 and MediaChips, Inc. dated as of September 19, 1993 (1).

                3.1              Registrant's Articles of Incorporation, as amended (2).

                3.2              Registrant's Bylaws (2).

                10.1             1993 Stock Option Plan, as amended.

                10.2             1993 Director Stock Option Plan (2).

                10.3             1993 Employee Stock Purchase Plan (2).

                10.4             Form of Indemnification Agreement between Registrant and its officers and directors (2).

                10.5             Lease between the Registrant and Century 73 & Meier Associates dated August
                                 22, 1990 and First Addendum to Lease dated January 24, 1992 (2).


                10.6             OPTi Inc. 1993 Bonus Plan (2).

                10.7             Lease between the Registrant and Michael P. Groom,
                                 Trustee, dated April 5, 1993 and First Addendum to Lease dated April
                                 5, 1993 (1).

                10.8             Sublease between Registrant and Chem Group, Inc., dated June 15, 1993 (1).

                10.9             Manufacturing Agreement between Registrant and IBM Microelectronics, dated as of November 12, 1993 (1).

                10.10            Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994.  (3)

                10.11            Credit Agreement dated as of November 14, 1994 by and among
                                 OPTi Inc., certain banks therein named and Sumitomo Bank of
                                 California, as Agent. (3)

                10.12            Employee/Consultant Agreement between OPTi Inc. and Kenny Lui dated as of August 18, 1994. (3)

                10.13            Terms of Severance between OPTi Inc. and Raymond J. Farnham dated as of January 31, 1995. (3)

                10.14            Foundry  Venture Investment Agreement between the Registrant and
                                 United Microelectronics Corporation dated September 13, 1995. (4)

                10.15            Foundry Capacity Agreement by and between the Registrant, FabVen and
                                 United Microelectronics Corporation dated September 13, 1995. (4)

                10.16            Lease between the Registrant and John Arrillaga and Richard T. Peery as
                                 separate property trusts, dated April 26, 1995. (4)

                10.18            OPTi Inc. 1995 Nonstatutory Stock Option Plan. (4)

                10.19            1996 Employee Stock Purchase Plan. (5)

                10.20            1995 Employee Stock Option Plan, as amended. (6)

                11.1             Statement of Computation of Net Income (Loss) Per Share.

                21.1             Subsidiaries of Registrant.

                23.1             Consent of Independent Auditors.

                24.1             Power of Attorney (see page 29, signature page).

                27               Financial Data Schedule.

        ------------------
    (1) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, of OPTi Inc.

    (2) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

    (3) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.

    (4) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.

    (5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

    (6) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of  1996.


(c)  Exhibits.  See Item 14 (a)(3) above.

(d)  Financial Statements Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Milpitas, State of California on the 31st day of March 1997.

                         OPTi Inc.

                         By:  /s/ JERRY CHANG
                              -------------------------------------------------
                              Jerry Chang
                              Chief Executive Officer and Chairman of the Board


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Chang and David Zacarias and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each siad attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue Hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacitites and on the dates indicated:


Signatures                      Title                                   Date
----------                      -----                                   ----

/s/ JERRY CHANG            Chief Executive Officer and Chairman of   March 28, 1997
________________________   the Board (Principal Executive Officer)
Jerry Chang

/s/ DAVID ZACARIAS         Chief Financial Officer (Principal        March 28, 1997
________________________   Financial and Accounting Officer)
David Zacarias

/s/ STEPHEN A. DUKKER      President and Director                    March 28, 1997
________________________
Stephen A. Dukker

/s/ TOR R. BRAHAM          Director                                  March 28, 1997
________________________
Tor R. Braham

________________________   Director
David Lin

________________________   Director
Bernard T. Marren

________________________   Director
Kapil K. Nanda


                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
OPTi Inc.


We have audited the accompanying consolidated balance sheets of OPTi Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ ERNST & YOUNG LLP


San Jose, California
January 28, 1997

                                  OPTi INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        DECEMBER 31,
                                                                    ---------------------
                                                                       1996       1995
                                                                    ---------------------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                        $ 56,372   $ 61,362
    Accounts receivable, net of allowance for doubtful accounts
      of $1,275 in 1996 and $850 in 1995                               17,950     26,479
    Inventories                                                         4,946     25,259
    Prepaid expenses and other current assets                           1,513      4,257
    Deferred taxes                                                      9,888      6,731
                                                                     --------   --------
           Total current assets                                        90,669    124,088
Property and equipment:
    Machinery and equipment                                            25,733     19,497
    Furniture and fixtures                                              1,710      1,566
                                                                     --------   --------
                                                                       27,443     21,063
    Accumulated depreciation                                          (11,203)    (5,937)
                                                                     --------   --------
                                                                       16,240     15,126
Other assets                                                            8,592      3,402
                                                                     --------   --------
      Total assets                                                   $115,501   $142,616
                                                                     ========   ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  9,718   $ 21,453
    Accrued expenses                                                    2,037      1,780
    Accrued employee compensation                                       1,449      1,110
    Income taxes payable                                                  111      2,911
    Current obligations under capital leases                            1,166      1,283
                                                                      -------   --------
           Total current liabilities                                   14,481     28,537

Long-term obligations under capital leases                              4,649      3,994
Deferred Taxes                                                           ----      1,178
Other long term liabilities                                              ----        151
Commitments and Contingencies

Shareholders' equity:
    Preferred stock, no par value:
      Authorized shares  --  5,000,000
      No shares issued or outstanding                                    ----       ----
    Common stock, no par value:
      Authorized shares  --  50,000,000
      Issued and outstanding shares  -- 12,661,213 in 1996,
      and 11,876,963 in 1995                                           56,883     55,210
    Retained earnings                                                  39,488     53,546
                                                                     --------   --------
      Total shareholders' equity                                       96,371    108,756
                                                                     --------   --------
      Total liabilities and shareholders' equity                     $115,501   $142,616
                                                                     ========   ========

                            See accompanying notes

                                   OPTi INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Year Ended December 31,
                                                 -------------------------------------
                                                   1996          1995         1994
                                                 -------------------------------------
Net Sales                                         $ 118,725      $163,676   $134,099

Costs and expenses:
   Cost of sales                                    111,395       121,587     90,020
   Research and development                          14,084        10,812      8,760
   Selling, general and administrative               16,916        16,646     13,854
                                                  ---------      --------   --------
Total costs and expenses                            142,395       149,045    112,634
                                                  ---------      --------   --------
Operating income (loss)                             (23,670)       14,631     21,465
Interest income and other                             2,417         3,210      1,523
Interest expense                                       (441)         (306)      (233)
                                                  ---------      --------   --------
                                                      1,976         2,904      1,290
                                                  ---------      --------   --------
Income (loss) before provision (benefit) for
 income taxes                                       (21,694)       17,535     22,755
Provision (benefit) for income taxes                 (7,636)        6,285      8,201
                                                  ---------      --------   --------
Net income (loss)                                 $ (14,058)     $ 11,250   $ 14,554
                                                  =========      ========   ========
Net income (loss) per share                          $(1.13)        $0.85      $1.17
                                                  =========      ========   ========

Common and common equivalent shares used
 in computing per share amounts                      12,443        13,171     12,436
                                                  =========      ========   ========




                            See accompanying notes

                                 OPTi INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                    COMMON STOCK                                         TOTAL
                                                ---------------------    RETAINED       DEFERRED     SHAREHOLDERS'
                                                  SHARES      AMOUNT     EARNINGS     COMPENSATION      EQUITY
                                                -----------   -------   -----------   ------------   -------------
Balance at December 31, 1993                    6,981,476   $21,074   $    27,742         $  (10)      $  48,806
   Sale of common stock                         2,900,762     1,751                                        1,751
   Tax benefits from sale of common stock             ---    14,028           ---            ---          14,028
   Amortization of deferred compensation              ---       ---           ---             10              10
   Net income                                         ---       ---        14,554            ---          14,554
                                                ---------    -------    ---------     ----------     -----------
Balance at December 31, 1994                    9,882,238    36,853        42,296            ---          79,149
   Sale of common stock                         1,994,725     6,528                                        6,528
   Tax benefits from sale of common stock             ---    11,829           ---            ---          11,829
   Net income                                         ---       ---        11,250            ---          11,250
                                                ---------    -------    ---------     ----------     -----------
Balance at December 31, 1995                   11,876,963    55,210        53,546            ---         108,756
   Sale of common stock                           784,250     1,673                                        1,673
   Net income (loss)                                  ---       ---       (14,058)           ---         (14,058)
                                                ---------    -------    ---------     ----------     -----------
Balance at December 31, 1996                   12,661,213   $56,883   $    39,488         $  ---        $ 96,371
                                               ==========    =======   ===========    ==========     ===========


                            See accompanying notes

                                   OPTi INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                         ----------------------------------------
                                                                            1996          1995           1994
                                                                         ----------     ---------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                        $(14,058)       $11,250        $14,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                             5,266          2,801          1,617
  Amortization of deferred compensation                                       ---            ---             10
  Deferred taxes                                                           (4,335)        (2,393)        (1,277)
  Changes in operating assets and liabilities:
   Accounts receivable                                                      8,529        (10,451)        (4,680)
   Inventories                                                             20,313         (3,297)       (15,841)
   Prepaid expenses and other current assets                                2,744            765         (4,340)
   Accounts payable                                                       (11,735)         3,143          6,541
   Accrued expenses                                                           257            585            838
   Accrued employee compensation                                              339         (1,279)         1,979
   Income taxes payable                                                    (2,800)        12,589         14,234
                                                                         --------       --------       --------
Net cash provided by operating activities                                   4,520         13,713         13,635

INVESTING ACTIVITIES
Purchases of property and equipment                                        (6,380)        (8,718)        (6,885)
Increase in other assets                                                   (5,190)        (2,627)          (306)
                                                                         --------       --------       --------
Net cash used in investing activities                                     (11,570)       (11,345)        (7,191)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                      1,673          6,528          1,751
Net proceeds from sale (purchase) of subsidiary stock                        (151)           151            ---
Proceeds from sale and leaseback of fixed assets                            2,099          3,112          3,013
Principal payments on capital lease obligations                            (1,561)        (1,099)          (756)
                                                                         --------       --------       --------
Net cash provided by financing activites                                    2,060          8,692          4,008


Net increase (decrease) in cash and cash equivalents                       (4,990)        11,060         10,452
Cash and cash equivalents at beginning of year                             61,362         50,302         39,850
                                                                         --------       --------       --------
Cash and cash equivalents at end of year                                  $56,372        $61,362        $50,302
                                                                        =========       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                       $441           $306           $233
Cash paid for income taxes                                                   $---           $---            $25
Equipment leased under capital lease obligation                            $2,099         $3,112         $3,013
Income tax benefit from stock option exercises                               $---        $11,829        $14,028


                            See accompanying notes

                                  OPTi INC.
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company  OPTi  Inc., a California corporation, is engaged in designing and
-----------
marketing multimedia chipsets for use principally by personal computer and motherboard manufacturers.

Principles of Consolidation   The consolidated financial statements include the
---------------------------
Company and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents  The Company considers all highly liquid investments purchased
----------------
with an original maturity of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments to the extent of amounts recorded on the balance sheet. The Company has immaterial investments in debt or equity securities.

Inventories  Inventories, comprised of finished goods and work in process, are
-----------
stated at the lower of cost (using the first-in, first-out method ) or market.

Property and Equipment   Property and equipment, including machinery and
----------------------
equipment under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation for non-leased property and equipment is computed by the straight-line method over the estimated useful lives of the assets (generally five years). Assets under capital lease are amortized using the straight-line method over the shorter of the remaining term of the lease or the estimated economic life of the asset.

Revenue Recognition  The Company records sales upon shipment and provides an
-------------------
allowance for the estimated return of product.

Net Income (loss) Per Share  Net Income (loss) per share is based upon the
---------------------------
weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

Accounting for Employee Stock Options  In October 1995, the Financial
-------------------------------------
Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

Use of Estimates  The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 1994 the Company sold $7,324,000 of chipset products to TMC Research and Taiwan Mycomp Corporation, which are manufacturers of motherboards. A former shareholder of the Company was also a shareholder of TMC Research and Taiwan Mycomp Corporation during 1994.

NOTE 3 - INVENTORIES

A summary of inventories follows (in thousands):

                                      1996      1995
                                      -------   -------
Finished Goods                        $2,422   $ 9,731
Work in Process                        2,524    15,528
                                      ------   -------
Total Inventory                       $4,946   $25,259
                                      ======   =======

NOTE 4 -   OBLIGATIONS UNDER CAPITAL LEASE

The Company leases certain machinery and equipment under capital leases.    The
related obligations under capital leases represent the present value of future minimum lease payments. Assets capitalized under leases totaled $9,699,000 and $7,600,000 at December 31, 1996 and 1995, respectively. Accumulated amortization of these leased assets was $3,828,000 and $2,367,000 at December 31, 1996 and 1995, respectively.

The aggregate minimum annual payments under capital lease obligations as of December 31, 1996, were as follows (in thousands):


     1997                                               $1,568
     1998                                                1,504
     1999                                                2,058
     2000                                                  939
     2001                                                  835
                                                        ------
     Future minimum lease payments                       6,904
     Less amount representing interest                   1,089
                                                        ------
     Present value of future minimum
      lease payments                                     5,815
     Less current obligations under capital lease        1,166
                                                        ------

     Noncurrent obligations under capital lease         $4,649
                                                        ======


NOTE 5 -  SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively:

risk free interest rates of 6.50% and 6.50%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .60 and .65; and a weighted-average expected life of the option of 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the esimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings (loss) per share information):

                                           1996       1995
                                           ----       ----
Pro forma net income (loss)              $(16,800)   $9,700
Pro forma earnings (loss) per share
      Primary                            $  (1.35)   $ 0.76


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

During October 1996, the Company offered a repricing of stock options to all non-officers and directors. The repriced exercise price was for $5.32 per share. Approximately 1,100,000 options were repriced at that time.

The weighted average fair value of options granted under all stock option plans was $2.86 and $5.94 for the years ending 1996 and 1995, respectively. The average remaining contractual life of options outstanding at December 31, 1996 under all option plans was 8.28 years.

1993 Stock Option Plan
----------------------

The Company's 1993 Stock Option Plan (the "1993 Plan"), which was adopted in February 1993, provides for the granting of incentive stock options to employees and for the granting of nonstatutory stock options to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In 1989, prior to the adoption of the 1993 Plan, the Board of Directors authorized the Evergreen Stock Option Plan (the "Evergreen Plan"), which provided for the granting of options to employees and consultants. Upon approval of the 1993 Plan, the Board of Directors authorized the incorporatation of the nonstatutory stock options previously granted under the Evergreen Plan into the 1993 Plan.

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                    Outstanding
                                     -----------------------------------------
                                                    Weighted Ave      Exercise
                                     Shares        Exercise Price      Price
                                     ------        --------------     --------
Outstanding at December 31, 1993    6,636,056                       $.0075-11.50
   Granted                            884,500                       $11.75-16.75
   Exercised                       (2,866,304)                      $.0075-11.50
   Canceled                           (46,325)                      $  .60-11.50
                                   ----------
Outstanding at December 31, 1994    4,607,927                       $.0075-16.75
   Granted                             89,500      $      10.31
   Exercised                       (1,927,080)     $       3.02

   Canceled                          (468,600)       $      11.35
                                   ----------
Outstanding at December 31, 1995    2,301,747        $       5.39
   Granted                            497,000        $       5.42
   Exercised                         (667,621)       $       1.74
   Canceled                          (439,818)       $      10.45
                                   ----------
Outstanding at December 31, 1996    1,691,308        $       4.49
                                   ==========

Approximately 1,128,716 and 1,576,620 options outstanding were exercisable as of
December 31, 1996 and 1995, respectively.   At December 31, 1996, the range of
exercise prices under the plan for options exercisable was $0.60 - $14.00, with an average exercise price of $3.71.

1995 Stock Option Plan
----------------------

The Company's 1995 Stock Option Plan (the "1995 Plan"), which was adopted in August 1995, provides for the granting of up to 2,500,000 nonstatutory stock options, of which 1,500,000 were authorized in 1996, to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant.


The activity under the 1995 Plan is as follows:

                                                 Outstanding
                                        -----------------------------------
                                                              Weighted Ave.
                                        Shares              Exercise Price
                                        ------              ---------------
Outstanding at December 31, 1994           ---
 Granted                               734,750                  $12.31
 Exercised                              (8,372)                 $15.14
 Canceled                              (99,456)                 $14.34
                                     ---------
Outstanding at December 31, 1995       626,922                  $11.31
 Granted                             2,073,000                  $ 5.72
 Canceled                             (489,348)                 $10.05
                                     ---------
Outstanding at December 31, 1996     2,210,574                  $ 5.17
                                     =========


Approximately 328,772 and 85,881 options oustanding were exercisable as of
December 31, 1996 and December 31, 1995, respectively.   At December 31, 1996,
the range of exercise prices under the plan for options exercisable was $4.63 - $9.50, with an average exercise price of $5.99.

1993 Director Stock Option Plan
-------------------------------

In February 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan") and reserved 50,000 shares of common stock for issuance thereunder. Under this plan, non-employee directors are granted options to purchase common stock at 100% of fair market value on dates specified in the plan. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In May 1996, the Company's shareholders authorized an additional 50,000 shares for grant under the plan. At December 31, 1996, 86,665 options with exercise prices of between $5.25 and $16.75 had been granted, of which 4,722 had been exercised and an additional 18,278 were vested.

1993 Employee Stock Purchase Plan
---------------------------------

In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1996, 149,399 shares were issued under the Purchase Plan.


1996 Employee Stock Purchase Plan
---------------------------------

In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1996, 66,019 shares were issued under the Purchase Plan.



Common Stock Reserved
---------------------

At December 31, 1996, the Company has reserved shares of common stock for future issuance as follows:

1993 Employee Stock Purchase Plan                                  601
1996 Employee Stock Purchase Plan                               83,981
1993 Directors Stock Option Plan                                95,278
1993 Stock Option Plan (including the Evergreen Plan)        2,060,121
1995 Stock Option Plan                                       2,491,628
                                                             ---------
          Totals                                             4,731,609
                                                             =========

NOTE 6 - COMMITMENTS

The Company leases its facilities under noncancelable operating leases. At December 31, 1996, future minimum commitments related to these leases are as follows (in thousands):

1997                                        $    2,027
1998                                             1,993
1999                                             1,987
2000                                             2,072
2001                                             2,157
Thereafter                                       1,492
                                                ------
          Total                             $   11,729
                                                ======


The Company has entered into an agreeement to sub-lease a facility that represents a commitment of approximately $432,000, $595,000, $621,000, $648,000, $674,000, and $347,000 for the years 1997 through 2002, respectively. This sub-lease is for a facility that the Company has never occupied and will not have a material effect on the Company's financials.

Rental expense for operating leases amounted to $1,584,000, $945,000, and $729,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company has a $10.0 million unsecured line of credit. The Company is not utilizing the available credit as of December 31, 1996. The credit is available through October 1997 and is subject to certain financial covenants.

At December 31, 1996, the Company had noncancelable commitments approximating $16,049,000 with suppliers to provide finished goods and work in process in the normal course of business.

In 1995, the Company entered into a manufacturing agreement and foundry venture agreement with United Microelectronics Corporation ("UMC"). Under the original terms of the agreements, the Company received an immediate supply of wafers from UMC and the Company committed to invests the equivalent of $30 million in cash
for a 5% equity interest in the foundry venture.   The Company made a payment of
approximately $6.9 million in January 1996 per the original agreement. The terms of the agreement were subsequently changed so that the Company's commitment to invest any additional funds to the venture have been eliminated and the Company will retain a prorated share of wafer supplies and equity ownership, based on its reduced total investment. The Company does not have Board of Director or management representation in the foundry venture. Due to the Company's percentage ownership and little influence on the operations of the foundry venture, the Company has accounted for this investment on a cost basis.

At December 31, 1996, the Company had invested approximately $2 million in a design company focused on power amplification. This investment represents an approximate 14% equity interest in the design company. The design company's losses through December 31, 1996 were not significant.



NOTE 7 - CONCENTRATIONS

Credit Risks and Major Customers
--------------------------------

The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses,
and such losses have been within management's expectations.   With the exception
of sales to Compaq and its subcontractors, no other single customer represented
more than 10% of sales in fiscal 1996.   The Company sold approximately $37
million of chipsets to Compaq and its subcontractors, representing a combined
31% of net sales in that period.   In 1995, the Company sold approximately $41
million of chipsets to IBM and its subcontractors, representing approximately 25% of net sales for fiscal 1995. The Company also sold approximately $17 million worth of chipsets to Compaq and its subcontractors, representing approximately 11% of net sales for fiscal 1995. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 11% of the Company's receivables at December 31, 1996 were with these customers.

Suppliers
---------

The Company's reliance on independent foundries and packaging houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1995, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to inventory and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a particular product.

Products
--------

The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenues. In the first half of 1996, the Company will be highly dependent on continued revenue contributions from its principal notebook product, the Viper N+ and its principal audio product, the 82C931. In the second half of 1996, the Company will rely heavily upon the successful product transitions into the Firestar product for the notebook and several follow on audio products. Any significant shortfall in sales for the Company's current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company's financials.

NOTE 8  -  EXPORT SALES

Export sales account for a significant portion of the Company's revenues and are summarized by geographic areas as follows (in thousands):


                                     Year Ended December 31,
                                     -----------------------
                                1996           1995          1994
                                ----           ----          ----
Far East                     $ 95,317        $ 96,996      $77,187
Europe/Other                    7,241          26,415       11,718
                             --------        --------      -------
Total Export Sales           $102,558        $123,411      $88,905
                             ========        ========      =======



NOTE 9 - BONUSES

In 1993, the Company adopted the OPTi Inc. Bonus Plan (the "Bonus Plan"). Under the Bonus Plan the maximum aggregate quarterly amount of bonuses, including officers, may not exceed 10% of pre-tax, pre-bonus income for the quarter. The bonus is generally based on the success of the employee in achieving goals and the Company's performance as a whole. The Company recorded bonuses of $1,156,000, $460,000, and $1,800,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which were allocated as shown below (in thousands). Bonuses paid to research and development personnel in 1996 include bonuses to attract and retain high quality engineering talent.


                                          1996      1995      1994
                                          ----      ----      ----
Research and development               $   834    $  200   $   700
Selling, general and administrative        322       260     1,100
                                       -------    ------   -------
                                       $ 1,156    $  460   $ 1,800
                                       =======    ======   =======


NOTE 10 - TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                         1996       1995      1994
                                         ----       ----      ----
Federal:
        Current                       $(3,116)   $ 7,141    $7,445
        Deferred                       (3,372)    (1,065)     (515)
                                      -------    -------    ------
                                       (6,488)     6,076     6,930
State:
        Current                          (185)     1,232     2,033
        Deferred                         (963)    (1,328)     (762)
                                      -------    -------    ------
                                       (1,148)       (96)    1,271
                                      -------    -------    ------

Total                                 $(7,636)   $ 6,285    $8,201
                                      =======    =======    ======

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

                                         1996       1995      1994
                                         ----       ----      ----

Income taxes computed at the
  federal statutory rate              $(7,611)   $ 6,137    $7,964
State taxes (net of federal benefit)     (746)       (62)      826
Valuation reserve movement                699         --        --
Other individually immaterial items        22        210      (124)
                                      -------    -------    ------
                                      $(7,636)   $ 6,285   $ 8,201
                                      =======    =======   =======

The Company has recorded net deferred tax assets of $9.8 million, reflecting the benefit of $2.7 million in unrealized net operating loss carryforwards and $1.3 million in credit carryforwards, which will expire in varying amounts between 2001 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The components of deferred taxes consist of the following (in thousands):


                                            1996        1995
                                            ----        ----
Deferred tax assets:

 Inventory reserve                         $ 5,294    $ 1,956
 Credit carryforwards                        1,302      3,347
 Capitalized research &
     development costs                       1,330      1,050
 Accounts receivable reserve                   496        331
 Reserve for sales return                      520        321
 Net operating losses                        4,820        ---
 Other individually immaterial items            68        330
                                           -------    -------
     Total deferred tax assets             $13,830    $ 7,335
     Valuation Allowance                    (2,169)       ---
                                           -------    -------
                                           $11,661    $ 7,335
Deferred tax liabilities:

 Non-recurring engineering                  ------       (604)
 Depreciation                               (1,773)    (1,178)
                                           -------    -------

Net deferred tax assets                    $ 9,888    $ 5,553
                                           =======    =======

At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $13 million and $3 million, respectively, expiring in the years 2001 through 2011. At December 31, 1996, the Company had tax credit carryovers of approximately $364,000 and $352,000 for federal and state purposes, expiring in the years 2007 through 2011. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $708,000 that will not expire.

The tax benefit associated with disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,470,000 in 1996. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized. Similar option benefits reduced taxes payable by $5,367,000, created an income tax receivable of $3,115,000 and made available tax credits which had been utilized in prior years of approximately $3,347,000 for 1995. Such benefits were credited to common stock when realized.

NOTE 11 - EMPLOYEE BENEFIT PLAN

Savings Plan  The Company has a savings plan, which qualifies under Section
------------
401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently does not match employee contributions made to the savings plan.

NOTE 12 - LEGAL PROCEEDINGS

In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor ( a subsidiary of Cirrus Logic). The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller devices. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

                                   OPTi INC.

                                 SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)


                                                         Additions
                                            Balance      Charged to                       Balance
                                           Beginning     Costs and                        at End
                                           of Period      Expenses       Deductions      of Period
                                           ----------    -----------    -------------    ------------
Year ended December 31, 1994
    Allowance for doubtful accounts             $500             ---             ---          $500

Year ended December 31, 1995
    Allowance for doubtful accounts             $500            $350             ---          $850

Year ended December 31, 1996
    Allowance for doubtful accounts             $850            $425             ---        $1,275


                                   EXHIBIT INDEX
                                   ---------------

                Exhibit
                Number          Description
                ------          -----------

                 2.1            Agreement and Plan of Reorganization among the Registrant, OAC Corp. and
                                MediaChips, Inc. dated as of September 19, 1993 (1).

                 3.1            Registrant's Articles of Incorporation, as amended (2).

                 3.2            Registrant's Bylaws (2).

                 10.1           1993 Stock Option Plan, as amended.

                 10.2           1993 Director Stock Option Plan (2).

                 10.3           1993 Employer Stock Purchase Plan (2).

                 10.4           Form of Indemnification Agreement between Registrant
                                and its officers and directors (2).

                 10.5           Lease between the Registrant and Century 73 & Meier Associates dated August
                                22, 1990 and First Addendum to Lease dated January 24, 1992 (2).

                 10.6           OPTi Inc. 1993 Bonus Plan (2).

                 10.7           Lease between the Registrant and Michael P. Groom, Trustee, dated April 5,
                                1993 and First Addendum to Lease dated April 5, 1993 (1).

                 10.8           Sublease between Registrant and Chem Group, Inc., dated June 15, 1993 (1).

                 10.9           Manufacturing Agreement between Registrant and IBM Microelectronics, dated as of November 12, 1993 (1).

                10.10           Promissory Note between OPTi Inc. and Sumitomo Bank of
                                California, dated November 14, 1994. (3)

                10.11           Credit Agreement dated as of November 14, 1994 by and among
                                OPTi Inc., certain banks therein named and Sumitomo Bank of
                                California, as Agent. (3)

                10.12           Employee/Consultant Agreement between OPTi Inc. and Kenny Lui dated as of August 18, 1994. (3)

                10.13           Terms of Severance between OPTi Inc. and Raymond J. Farnham dated as of January 31, 1995. (3)

                10.14           Foundry Venture Investment Agreement between the Registrant and United
                                Microelectronics Corporation dated September 13, 1995. (4)

                10.15           Foundry Capacity Agreement by and between the Registrant, Fab Ven and
                                United Microelectronics Corporation dated September 13, 1995. (4)

                10.16           Lease between the Registrant and John Arrillaga and Richard T. Peery as
                                separate property trusts, dated April 26, 1995. (4)

                10.18           OPTi Inc. 1995 Nonstatutory Stock Option Plan (4)

                10.19           1996 Employee Stock Purchase Plan. (5)

                10.20           1995 Employee Stock Option Plan, as amended. (6)

                11.1            Statement of Computation of Net Income (Loss) Per Share.

                21.1            Subsidiaries of Registrant.

                23.1            Consent of Independent Auditors.

                24.1            Power of Attorney (see page 29, signature page).

                27              Financial Data Schedule.

    --------------------

    (1) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, of OPTi Inc.


    (2) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

    (3) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.

    (4) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.

    (5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

    (6) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.