Form 10-Q
period 1997-03-31
OPTI INC
filed 1997-05-15
CIK 899297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _____________ to ______________

                              -------------------

                         Commission File Number 0-21422
                                   OPTi Inc.
            (Exact name of registrant as specified in this charter)


              CALIFORNIA                                   77-0220697
              ----------                                   ----------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporated or organization)          Identification No.)


              888 Tasman Drive  Milpitas, California           95035
              (Address of principal executive office)        (Zip Code)


       Registrant's telephone number, including area code  (408) 486-8000


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


 The number of shares outstanding of the registrant's common stock as of March
                            31, 1997 was 12,705,993

================================================================================

                                   OPTi, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
                                                                            Page
                                                                            ----
              a) Condensed Consolidated Statements of Operations              3
                 for the three months ended March 31, 1997 and 1996

              b) Condensed Consolidated Balance Sheets                        4
                 as of March 31, 1997 and December 31, 1996

              c) Condensed Consolidated Statements of Cash Flows              5
                 for the three months ended March 31, 1997 and 1996

              d) Notes to Condensed Consolidated Financial Statements       6-7


     Item 2.  Management's Discussion and Analysis of Financial Condition     8
     and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               9

     Item 2.  Changes in Securities                                           9

     Item 3.  Defaults on Senior Securities                                   9

     Item 4.  Submission of Matters to a Vote of Shareholders                 9

     Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                   10

                                   OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                      ------------------------------------------
                                                1997                      1996
                                      ------------------         ---------------
                                      (000's omitted, except per share data)

Net Sales                                    $23,621                   $36,315

Costs and expenses:
     Cost of sales                            17,417                    34,087
     Research and development                  3,188                     3,189
     Selling, general, and
       administrative                          3,971                     4,437
                                      ------------------        ---------------
Total costs and expenses                      24,576                    41,713
                                      ------------------        ---------------

Operating loss                                  (955)                   (5,398)
Interest and other income, net                   559                       663
                                      ------------------        ---------------

Loss before benefit
     of income taxes                            (396)                   (4,735)
Benefit of income taxes                         (137)                   (1,610)
                                      ------------------        ---------------

Net loss                                       ($259)                  ($3,125)
                                      ==================        ===============

Net loss per share                            ($0.02)                   ($0.26)
                                      ==================        ===============

Shares used in per
     share calculation                        12,686                    12,168
                                      ==================        ===============



                             See accompanying notes.

                                    OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,                    December 31,
                                                                      1997                          1996
                                                               -------------------           -------------------
                                                                  (Unaudited)                   (See Note 1)
                                                                                 (000's omitted)
ASSETS

Current assets
     Cash and cash equivalents                                            $57,911                       $56,372
     Accounts receivable, net                                              15,617                        17,950
     Inventories                                                            6,670                         4,946
     Other current assets                                                  11,249                        11,401
                                                               -------------------           -------------------
        Total current assets                                               91,447                        90,669

Property and equipment, net                                                15,306                        16,240
Other assets                                                                8,480                         8,592
                                                               -------------------           -------------------

        Total assets                                                     $115,233                      $115,501
                                                               ===================           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                     $10,186                        $9,718
     Other current liabilities                                              4,390                         4,763
                                                               -------------------           -------------------
        Total current liabilities                                          14,576                        14,481

Long term liabilities
     Long-term obligations under capital lease                              4,412                         4,649
     Other long-term liabilities                                              ---                           ---

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value:
       Authorized shares -- 5,000
       No shares issued or outstanding                                        ---                           ---
     Common stock, no par value:
       Authorized shares -- 50,000
       Issued and outstanding shares -- 12,706 in 1997
       12,661 in 1996                                                      57,016                        56,883
     Retained earnings                                                     39,229                        39,488
                                                               -------------------           -------------------
        Total shareholders' equity                                         96,245                        96,371
                                                               -------------------           -------------------

        Total liabilities and shareholders' equity                       $115,233                      $115,501
                                                               ===================           ===================

Note 1 - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements.


                             See accompanying notes.

                                   OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three months Ended March 31,
                                                                     1997                        1996
                                                                --------------------------------------------
                                                                                 (000's omitted)
OPERATING ACTIVITIES:

     Net loss                                                            ($259)                     ($3,125)
     Adjustments:
        Depreciation and amortization                                    1,419                        1,082
        Changes in assets and liabilities:
          Accounts receivable                                            2,333                        6,343
          Inventories                                                   (1,724)                      (7,982)
          Other current assets/other assets                                264                       (7,195)
          Accounts payable                                                 468                          346
          Other current liabilities                                       (373)                      (2,206)
                                                                ---------------             ----------------
              Net cash provided by (used in)
               operating activities                                      2,128                      (12,737)

INVESTING ACTIVITIES:

     Purchase of furniture and fixtures                                   (485)                      (1,988)

FINANCING ACTIVITIES:

     Net proceeds from sale of common stock                                133                          800
     Payment of long-term liabilities                                     (237)                        (289)
                                                                ---------------             ----------------
              Net cash provided by (used in)
               financing activities                                       (104)                         511
                                                                ---------------             ----------------

     Net increase (decrease) in
      cash and cash equivalents                                          1,539                      (14,214)

     Cash and cash equivalents,
      beginning of period                                               56,372                       61,362
                                                                ---------------             ----------------

     Cash and cash equivalents,
      end of period                                                    $57,911                      $47,148
                                                                ===============             ================

                             See accompanying notes.

                                  OPTi  INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

1.  BASIS OF PRESENTATION
-------------------------

  The information at March 31, 1997 and 1996 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.


2.  NET LOSS PER SHARE
----------------------

      Net loss per share is based upon the weighted average number of common stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997.
     ------------------
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.


3. INVESTMENT IN DEBT AND EQUITY SECURITIES
-------------------------------------------

  The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash
equivalents.   At  March 31, 1997, the Company had no material investments in debt or equity securities.

4.  INVENTORIES
---------------

       Inventories consist of finished goods and work in process.

          (in thousands)               March 31, 1997    December 31, 1996
                                       --------------    -----------------


          Finished Goods                 $4,850                 $2,422
          Work in process                 1,820                  2,524
                                         ------              ---------
                                         $6,670                 $4,946
                                        -------                 ------

5. LITIGATION
-------------

In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its
financial results for the quarter ended September 30, 1995.   In March of 1997,
the United States District Court for the Northern California District of California entered an order granting the defendants a motion to dismiss the Securities Class Action suit brought against the Company. The motion to dismiss was granted with prejudice and without leave to amend. The plaintiffs in the case have filed a notice of appeal of the judgment.

The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor (`a subsidiary of Cirrus Logic). The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller devices. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

6. USE OF ESTIMATES
-------------------

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

  For the quarter ended March 31, 1997, the Company reported net sales of
$23,621,000, as compared to net sales of   $36,315,000 for the quarter ended
March 31, 1996.    This decrease in net sales is due primarily to reductions in sales for the Company's pentium-class desktop core logic products, partially offset by increased sales of the Company's mobile core logic products and audio
controller products.   During the March quarter of 1997, desktop core logic
sales for the Company were less than 10% of overall revenues. The March 1996 quarter was the last quarter in which desktop core logic sales exceeded the sales levels of either the Company's notebook core logic products or audio controller products, as desktop core logic sales accounted for approximately 55% of the Company's revenues during that quarter.

  Cost of sales decreased to $17,417,000 which resulted in a gross margin of 26.3%, from $34,087,000, which resulted in a gross margin of 6.1% for the quarter ended March 31, 1996. This increase in gross margin is primarily due
to write-offs of certain inventories in the quarter ended March 31, 1996.   In
addition, gross margins benefited from product mix changes, costs improvements achieved with more advanced wafer technologies, and reduced wafer pricing. The Company experienced pricing pressure for its audio chipsets during the March 1997 quarter. Due to the price erosion on its audio products, the Company anticipates that its gross margin level for the second quarter of 1997 will decline from the first quarter level.

  Research and development costs remained relatively flat at $3,188,000 for the quarter ended March 31, 1997, as compared with $3,189,000 for the quarter ended March 31, 1996.

  Selling, general, and administrative costs were $3,971,000 in the quarter ended March 31, 1997 as compared with $4,437,000 in the quarter ended March 31, 1996. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales.

  Interest and other income, net was $559,000 and $663,000 for the quarters
ended March 31, 1997 and 1996, respectively.    This decrease is partly
attributable to tax related refunds reported as other income by the Company in the quarter ended March 31, 1996.

  The Company's effective tax rate was a benefit of 34.5% and 34% for the first quarter of 1997 and 1996, respectively. The deferred tax assets recorded as a result of the benefit tax rate are dependent on generating sufficient taxable income to realize these assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

  Due to current softness in demand for audio products, the Company currently expects that it will incur lower than anticipated net sales, resulting in a higher loss per share in the second quarter of 1997 as compared with the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,539,000 to $57,911,000 at March 31,
1997 from $56,372,000 at December 31, 1996.   Working capital for the same
period increased to $76,871,000 from $76,188,000 at December 31, 1996. During the first three months of 1997, operating activities provided cash of $2.1 million. Cash provided by operations was primarily due to decreases in accounts receivables, partially offset by increases in inventories. In addition, investing activities related to capital equipment used $0.5 million.

At March 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents of approximately $57.9 million and working capital of approximately $76.9 million. The Company believes that its existing sources of liquidity as well as its $10 million line of credit will satisfy the Company's projected working capital and other cash requirements through at least the end of 1997.

                          Part II. Other Information
                          --------------------------


ITEM 1. LEGAL PROCEEDINGS.
        See notes section of this report on page 7 of this report.

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
        Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (a) Exhibits:
            10.20 1996 Stock Option Plan
            27 Financial Data Schedule
        (b) Reports on Form 8-K:
            The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OPTi Inc.


    Date:   5/14/97             By:  \s\  David Zacarias
                                     -------------------
                                          David Zacarias
                                Signing on behalf of the Registrant and as
                                     Chief Financial Officer