Form 10-Q
period 1997-06-30
OPTI INC
filed 1997-08-14
CIK 899297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

            | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

            |   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from          to
                                            ----------  -----------

                         Commission File Number 0-21422
                                    OPTi Inc.
             (Exact name of registrant as specified in this charter)


CALIFORNIA                                                       77-0220697
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)


888 TASMAN DRIVE  MILPITAS, CALIFORNIA            95035
(Address of principal executive office)                (Zip Code)


        Registrant's telephone number, including area code (408) 486-8000


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes | X | No |   |


        The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 12,788,685



================================================================================

                                   OPTi, Inc.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX


PART I. FINANCIAL INFORMATION


           Item 1.  Financial Statements
                                                                                                              Page
                                                                                                              ----

                     a) Condensed Consolidated Statements of Operations                                         3
                           for the three months and six months ended June 30, 1997 and 1996

                     b) Condensed Consolidated Balance Sheets                                                   4
                           as of June 30, 1997 and December 31, 1996

                     c) Condensed Consolidated Statements of Cash Flows                                         5
                           for the six months ended June 30, 1997 and 1996

                     d) Notes to Condensed Consolidated Financial Statements                                  6-7


           Item 2.  Management's Discussion and Analysis of Financial Condition and                           8-9
                    Results of Operations


PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                          10


           Item 2.  Changes in Securities                                                                      10

           Item 3.  Defaults on Senior Securities                                                              10

           Item 4.  Submission of Matters to a Vote of Shareholders                                            10

           Item 6.  Exhibits and Reports on Form 8-K                                                           10


SIGNATURES                                                                                                     11

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                -------------------   -------------------
                                  1997       1996       1997       1996
                                --------   --------   --------   --------
                                 (000's omitted, except per share data)
Net Sales                       $ 15,394   $ 26,185   $ 39,015   $ 62,500

Costs and expenses:
      Cost of sales               11,911     31,384     29,328     65,471
      Research and development     3,647      3,335      6,835      6,524
      Selling, general, and
        administrative             3,792      4,468      7,763      8,905
      Restructuring                1,213         --      1,213         --
                                --------   --------   --------   --------
Total costs and expenses          20,563     39,187     45,139     80,900
                                --------   --------   --------   --------

Operating loss                    (5,169)   (13,002)    (6,124)   (18,400)
Interest and other income, net       752        442      1,311      1,105
                                --------   --------   --------   --------

Loss before benefit
      of income taxes             (4,417)   (12,560)    (4,813)   (17,295)
Benefit of income taxes               --     (4,324)      (137)    (5,934)
                                --------   --------   --------   --------


Net loss                        ($ 4,417)  ($ 8,236)  ($ 4,676)  ($11,361)
                                ========   ========   ========   ========


Net loss per share              ($  0.35)  ($  0.66)  ($  0.37)  ($  0.92)
                                ========   ========   ========   ========


Shares used in per
      share calculation           12,750     12,483     12,718     12,326
                                ========   ========   ========   ========


                             See accompanying notes.

                                    OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30,   December 31,
                                                            1997        1996
                                                           --------    --------
                                                          (Unaudited) (See Note 1)
ASSETS
                                                               (000's omitted)
    Current assets
        Cash and cash equivalents                          $ 57,765    $ 56,372
        Accounts receivable, net                             10,607      17,950
        Inventories                                           9,307       4,946
        Other current assets                                 11,631      11,401
                                                           --------    --------
           Total current assets                              89,310      90,669

    Property and equipment, net                              14,176      16,240
    Other assets                                              8,341       8,592
                                                           --------    --------

           Total assets                                    $111,827    $115,501
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
        Accounts payable                                   $ 10,088    $  9,718
        Other current liabilities                             5,529       4,763
                                                           --------    --------
           Total current liabilities                         15,617      14,481

    Long term liabilities
        Long-term obligations under capital lease             4,069       4,649

    Commitments and contingencies

    Shareholders' equity:
        Preferred stock, no par value:
          Authorized shares -- 5,000
          No shares issued or outstanding                        --          --
        Common stock, no par value:
          Authorized shares -- 50,000
          Issued and outstanding shares -- 12,789 in 1997
          12,661 in 1996                                     57,329      56,883
        Retained earnings                                    34,812      39,488
                                                           --------    --------
           Total shareholders' equity                        92,141      96,371
                                                           --------    --------

           Total liabilities and shareholders'
             equity                                        $111,827    $115,501
                                                           ========    ========

Note 1 - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements.

                             See accompanying notes.

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Six months Ended June 30,
                                                   1997        1996
                                                --------------------
                                                   (000's omitted)
OPERATING ACTIVITIES:
      Net loss                                  ($ 4,676)  ($11,361)
      Adjustments:
          Depreciation and amortization            2,975      2,301
          Changes in assets and liabilities:
            Accounts receivable                    7,343     13,090
            Inventories                           (4,361)     5,885
            Other assets                              21     (4,126)
            Accounts payable                         370    (11,002)
            Other current liabilities                766     (1,573)
                                                --------   --------
                Net cash provided by (used in)
                 operating activities              2,438     (6,786)

INVESTING ACTIVITES:

      Purchase of property and equipment            (911)    (4,644)
      Investment in Joint Foundry Venture             --     (6,861)
                                                 --------  --------
                Net cash used in
                 investing activities               (911)   (11,505)

FINANCING ACTIVITIES:

      Net proceeds from sale of common stock         446      1,244
      Payment of long-term liabilities              (580)      (502)
                                                --------   --------
                Net cash provided by (used in)
                 financing activities               (134)       742
                                                --------   --------

      Net increase (decrease) in
       cash and cash equivalents                   1,393    (17,549)

      Cash and cash equivalents,
       beginning of period                        56,372     61,362
                                                --------   --------

      Cash and cash equivalents,
       end of period                            $ 57,765   $ 43,813
                                                ========   ========


                             See accompanying notes.

                                    OPTi Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

1.  BASIS OF PRESENTATION

     The information at June 30, 1997 and 1996 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.


2.  NET LOSS PER SHARE

    Net loss per share is based upon the weighted average number of common stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.


3. INVESTMENT IN DEBT AND EQUITY SECURITIES

     The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At June 30, 1997, the Company had no material investments in debt or equity securities.


4.  INVENTORIES

     Inventories consist of finished goods and work in process.

                     (in thousands)  June 30, 1997   December 31, 1996
                                     --------------  -----------------


                    Finished Goods       $8,078            $2,422
                    Work in process       1,229             2,524
                                         ------            ------
                                         $9,307            $4,946
                                         ------            ------

5. LITIGATION

In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In March of 1997, the United States District Court for the Northern California District of California entered an order granting the defendants a motion to dismiss the Securities Class Action suit brought against the Company. The motion to dismiss was granted with prejudice and without leave to amend. The plaintiffs in the case have filed a notice of appeal of the judgement. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor (a subsidiary of Cirrus Logic). The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller devices. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

6. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7. RESTRUCTURING

During the second quarter of 1997 the Company incurred $1,213,000 of charges relating to a restructuring of its operations. These charges included approximately $140,000 associated with the termination of approximately 30 employees primarily at he Company's headquarters in Milpitas, CA, approximately $335,000 for costs associated with vacating leased facilities, approximately $600,000 for the write-down of capital assets, and approximately $138,000 in other charges. The Company expects the only significant cash outlays in future quarters to be the $335,000 associated with the leased facilities.

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

   For the quarter ended June 30, 1997, the Company reported net sales of $15,394,000, as compared to net sales of $26,185,000 for the quarter ended June 30, 1996. This decrease is due primarily to reductions in sales for both the Company's audio controller chips and desktop core logic chipsets. The Company believes that the reduction in sales for its audio controller chips is a result of excess inventory in the channels and a transition of market share from PC clone manufacturers, who purchase OEM add on card audio solutions, to tier one PC manufacturers who utilize motherboard based solutions. The decline in the Company's desktop chipsets is a result of a shift in demand away from its Pentium-class product.

   Cost of sales for the quarter ended June 30, 1997 decreased to $11,911,000 which resulted in a gross margin of approximately 22.6%, from $31,384,000, which resulted in a negative gross margin of approximately (19.9%) for the quarter ended June 30, 1996. Cost of sales for the first six months of 1997 was $29,328,000, which resulted in a gross margin of approximately 24.8%, as compared with $65,471,000, which resulted in a negative gross margin of approximately (4.8%) for the comparable period of 1996. This increase in gross margin for both the three months and six months periods ended June 30, 1997 as compared to the similar periods ended June 30, 1996 is primarily due to write-down of certain inventories in the June quarter of 1996. In addition, gross margins benefited from product mix changes, costs improvements achieved with more advanced wafer technologies, and reduced wafer pricing. Due to the price erosion on its audio products and its anticipated revenue levels, the Company anticipates that its gross margin level for the third quarter of 1997 will be flat to slightly down as compared to the second quarter of 1997.

   Research and development costs increased to $3,647,000 for the quarter ended June 30, 1997, as compared with $3,335,000 for the quarter ended March 31, 1996, and increased to $6,835,000 for the first six months of 1997 as compared with $6,524,000 for the first half of 1996. These increases are primarily attributable to increasing costs for engineering headcount and non-employee related expenses for new product development.

   Selling, general, and administrative costs were $3,792,000 in the quarter ended June 30, 1997 as compared with $4,468,000 in the quarter ended June 30, 1996, and were $7,763,000 for the first six months of 1996 as compared to $8,905,000 for the first half of 1995. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower non-employee related marketing expenses.

   Interest and other income, net was $752,000 and $442,000 for the quarters ended June 30, 1997 and 1996, respectively. This increase is primarily due to higher levels of cash for the quarter ended June 30, 1997 as compared to the second quarter of 1996 and higher interest rates during the period ended June 30, 1997.

   The Company recorded no tax provision during the second quarter of 1997 and a benefit of 34.4% for the second quarter of 1996. The Company has recorded deferred tax assets through the first quarter of 1997 based on projected future taxable income and did not record a tax benefit for the second quarter of 1997 due to the uncertainty of projected future taxable income necessary to realize additional deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

   During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $1,213,000 and included reducing headcount, vacating leased facilities, reducing the value of certain assets as the Company moves forward with it revised strategic business model, and other activities.

   The Company currently believes that its net sales will remain relatively flat for the third quarter of 1997 as compared with the second quarter. The Company anticipates that the loss per share in the third quarter of 1997 will be lower as compared with the second quarter of 1997, due to the actions taken in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $1,393,000 to $57,765,000 at June 30, 1997 from $56,372,000 at December 31, 1996. Working capital for the same period decreased to $73,693,000 from $76,188,000 at December 31, 1996. During the first six months of 1997, operating activities provided cash of $2.4 million. Cash provided by operations was primarily due to decreases in accounts receivables, partially offset by increases in inventories and the net loss adjusted for non cash items. In addition, investing activities related to capital equipment and financing activities used $0.9 million and $0.1 million, respectively.

   At June 30, 1997 the Company's principal sources of liquidity included cash and cash equivalents of approximately $57.8 million and working capital of approximately $73.7 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

                           Part II. Other Information


ITEM 1. LEGAL PROCEEDINGS.
           See notes section of this report on page 7 of this report.

ITEM 2. CHANGES IN SECURITIES.
           Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
           Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
             The annual meeting of Shareholders was held on May 29, 1997, for the purposes of electing directors of the Company and confirming the appointment of Ernst & Young LLP as auditors of the Company for the fiscal year ended December 31, 1997. The voting on each matter is set forth below.

Election of Directors:


Nominee                           For     Withheld
-------                           ----    --------
Jerry Chang                    11,185,824  267,931
Stephen A. Dukker              11,185,324  268,431
Tor R. Braham                  11,178,424  275,331
Bernard T. Marren              11,177,424  276,331
Kapil K. Nanda                 11,178,424  275,331


Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal year 1997.

         For                       Against          Abstain           No Vote
         ----                      -------          -------           -------
     11,383,435                    42,680            27,640              0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
             (b) Reports on Form 8-K:
                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     OPTi Inc.


         Date:   8/13/97             By:  \s\  David Zacarias
                                        ---------------------
                                             David Zacarias
                                     Signing on behalf of the Registrant and as
                                     Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------


27                              Financial Data Schedule