Form 10-Q
period 1997-09-30
OPTI INC
filed 1997-11-14
CIK 899297

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

                For the Quarterly Period Ended September 30, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _________ to _________

                         ------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock as of
                       September 30, 1997 was 12,998,705
================================================================================

                                   OPTI, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX


PART I. FINANCIAL INFORMATION


                                                                                   Page
                                                                                   ----
   Item 1. Financial Statements

         a) Condensed Consolidated Statements of Operations for the three
            months and nine months ended September 30, 1997 and 1996                 3

         b) Condensed Consolidated Balance Sheets as of September 30, 1997 and
            December 31, 1996                                                        4

         c) Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1996                                 5

         d) Notes to Condensed Consolidated Financial Statements                     6-7


   Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                             8-9


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                         10

   Item 2. Changes in Securities                                                     10

   Item 3. Defaults on Senior Securities                                             10

   Item 4. Submission of Matters to a Vote of Shareholders                           10

   Item 6. Exhibits and Reports on Form 8-K                                          10


Signatures                                                                           11

                                    OPTI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three Months Ended           Nine Months Ended
                                          September 30,                September 30,
                                    -----------------------       ------------------------
                                      1997           1996           1997           1996
                                    --------       --------       --------       ---------
                                             (000's omitted, except per share data)
Net Sales                           $ 15,196       $ 27,908       $ 54,211       $  90,408

Costs and expenses:
    Cost of sales                     11,251         24,282         40,579          89,753
    Research and development           3,039          3,711          9,874          10,235
    Selling, general, and
      administrative                   3,685          4,086         11,448          12,991
    Restructuring                       ----           ----          1,213            ----
                                    --------       --------       --------       ---------
Total costs and expenses              17,975         32,079         63,114         112,979
                                    --------       --------       --------       ---------

Operating loss                        (2,779)        (4,171)        (8,903)        (22,571)
Interest and other income, net           676            412          1,987           1,517
                                    --------       --------       --------       ---------

Loss before benefit
    of income taxes                   (2,103)        (3,759)        (6,916)        (21,054)
Benefit of income taxes                 ----         (1,435)          (137)         (7,369)
                                    --------       --------       --------       ---------


Net loss                            ($ 2,103)      ($ 2,324)      ($ 6,779)      ($ 13,685)
                                    ========       ========       ========       =========


Net loss
    per share                       ($  0.16)      ($  0.19)      ($  0.53)      ($   1.10)
                                    ========       ========       ========       =========


Shares used in per
    share calculation                 12,851         12,545         12,762          12,399
                                    ========       ========       ========       =========


                             See accompanying notes.

                                    OPTI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          September 30,   December 31,
                                                               1997          1996
                                                             --------      --------
                                                           (Unaudited)    (See Note 1)
ASSETS
                                                               (000's omitted)
   Current assets
      Cash and cash equivalents                              $ 55,835      $ 56,372
      Accounts receivable, net                                 10,570        17,950
      Inventories                                               5,807         4,946
      Other current assets                                     12,235        11,401
                                                             --------      --------
         Total current assets                                  84,447        90,669

   Property and equipment, net                                 12,947        16,240
   Other assets                                                 8,229         8,592
                                                             --------      --------

         Total assets                                        $105,623      $115,501
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
      Accounts payable                                       $  6,278      $  9,718
      Other current liabilities                                 4,849         4,763
                                                             --------      --------
         Total current liabilities                             11,127        14,481

   Long term liabilities
      Long-term obligations under capital lease                 3,771         4,649

   Commitments and contingencies

   Shareholders' equity:
      Preferred stock, no par value:
        Authorized shares -- 5,000
        No shares issued or outstanding                           ---           ---
      Common stock, no par value:
        Authorized shares -- 50,000
        Issued and outstanding shares -- 12,999 in 1997
        12,661 in 1996                                         58,016        56,883
      Retained earnings                                        32,709        39,488
                                                             --------      --------
         Total shareholders' equity                            90,725        96,371
                                                             --------      --------

         Total liabilities and shareholders'
           equity                                            $105,623      $115,501
                                                             ========      ========


Note 1 - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements.

                             See accompanying notes.

                                    OPTI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Nine months Ended September 30,
                                                   1997           1996
                                                 --------       --------
                                                    (000's omitted)
OPERATING ACTIVITIES:

    Net loss                                     ($ 6,779)      ($13,685)
    Adjustments:
       Depreciation                                 3,946          3,535
       Amortization                                   381            224
       Changes in assets and liabilities:
         Accounts receivable                        7,380          6,287
         Inventories                                 (861)        13,923
         Other assets                                (471)        (4,892)
         Accounts payable                          (3,440)       (13,623)
         Other current liabilities                     86           (650)
                                                 --------       --------
             Net cash provided by (used in)
              operating activities                    242         (8,881)

INVESTING ACTIVITES:

    Purchase of property and equipment             (1,034)        (3,755)
    Investment in Joint Foundry Venture             -----         (6,861)
                                                 --------       --------
             Net cash used in
             investing activities                  (1,034)       (10,616)

FINANCING ACTIVITIES:

    Net proceeds from sale of common stock          1,133          1,520
    Payment of long-term liabilities                 (878)        (1,095)
                                                 --------       --------
             Net cash provided by (used in)
              financing activities                    255            425
                                                 --------       --------

    Net decrease in
     cash and cash equivalents                       (537)       (19,072)

    Cash and cash equivalents,
     beginning of period                           56,372         61,362
                                                 --------       --------

    Cash and cash equivalents,
     end of period                               $ 55,835       $ 42,290
                                                 ========       ========


                             See accompanying notes.

                                    OPTI INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

1.  BASIS OF PRESENTATION

    The information at September 30, 1997 and 1996 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.


2.  NET LOSS PER SHARE

    Net loss per share is based upon the weighted average number of common stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact will not result in any change in primary or fully diluted earnings per share for the three months and nine months periods ended September 30, 1997 and September 30, 1996.


3.  INVESTMENT IN DEBT AND EQUITY SECURITIES

    The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At September 30, 1997, the Company had no material investments in debt or equity securities.


4.  INVENTORIES

    Inventories consist of finished goods and work in process:

(in thousands)     September 30, 1997    December 31, 1996
                   ------------------    -----------------
Finished Goods           $2,533               $2,422
Work in process           3,274                2,524
                         ------               ------
                         $5,807               $4,946
                         ------               ------


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

7.  RESTRUCTURING

    During the second quarter of 1997 the Company incurred $1,213,000 of charges relating to a restructuring of its operations. These charges included approximately $140,000 associated with the termination of approximately 30 employees primarily at the Company's headquarters in Milpitas, CA, approximately $335,000 for the costs associated with vacating leased facilities, approximately $600,000 for the write-down of capital assets, and approximately $138,000 in other charges. The Company expects the only significant cash outlays in the future quarters to be approximately $165,000 associated with the leased facilities.

8.  TAXES

     The Company recorded no tax provision during the third quarter of 1997 and a benefit of 38.2% for the third quarter of 1996. The Company has recorded deferred tax assets through the first quarter of 1997 based on projected future taxable income and did not record a tax benefit for the second or third quarters of 1997 due to the uncertainty of projected future taxable income necessary to realize additional deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

   For the quarter ended September 30, 1997, the Company reported net sales of $15,196,000, as compared to net sales of $27,908,000 for the quarter ended September 30, 1996. Net sales for the nine months ended September 30, 1997 and 1996 were $54,211,000 and $90,408,000, respectively. This decrease for the three months and nine months ended September 30, 1997 is due primarily to reductions in sales for both the Company's audio controller chips and desktop core logic chipsets as compared to the corresponding periods of the prior year.

   Cost of sales for the quarter ended September 30, 1997 decreased to $11,251,000 which resulted in a gross margin of approximately 26.0%, as compared to $24,282,000, which resulted in a gross margin of approximately 13.0% for the quarter ended September 30, 1996. Cost of sales for the first nine months of 1997 was $40,579,000, which resulted in a gross margin of approximately 25.1%, as compared with $89,753,000, which resulted in a gross margin of approximately 0.7% for the comparable period of 1996. This increase in gross margin for both the three months and nine months periods ended September 30, 1997 as compared to the similar periods ended September 30, 1996 is primarily due to write-downs of certain inventories in the June and September quarters of 1996. In addition, gross margins benefited from product mix changes, costs improvements achieved with more advanced wafer technologies, and reduced wafer pricing. Due to the price erosion on its audio products and its anticipated revenue levels, the Company anticipates that its gross margin level for the fourth quarter of 1997 will be flat to slightly down as compared to the third quarter of 1997.

     Research and development costs decreased to $3,039,000 for the quarter ended September 30, 1997, as compared with $3,711,000 for the quarter ended September 30, 1996, and decreased to $9,874,000 for the first nine months of 1997 as compared with $10,235,000 for the first nine months of 1996. These decreases are primarily attributable to decreasing costs for non-employee related expenses for new product development.

   Selling, general, and administrative costs were $3,685,000 in the quarter ended September 30, 1997 as compared with $4,086,000 in the quarter ended September 30, 1996, and were $11,448,000 for the first nine months of 1997 as compared to $12,991,000 for the first nine months of 1996. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower non-employee related expenses.

   Interest and other income, net was $676,000 and $412,000 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996 interest and other income, net was $1,987,000 and $1,517,000, respectively. This increase is primarily due to higher levels of cash as well as higher interest rates during 1997 as compared to the corresponding periods of the prior year.

   The Company recorded no tax provision during the third quarter of 1997 and a benefit of 38.2% for the third quarter of 1996. The Company has recorded deferred tax assets through the first quarter of 1997 based on projected future taxable income and did not record a tax benefit for the second or third quarters of 1997 due to the uncertainty of projected future taxable income necessary to realize additional deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

   The Company currently believes that its net sales will remain relatively flat for the fourth quarter of 1997 as compared with the third quarter. The Company anticipates that the net operating loss in the fourth quarter of 1997 will be lower as compared with the third quarter of 1997. This anticipated reduction in the net operating loss in the fourth quarter is expected to result from lower operating expenses in the fourth quarter as compared to the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $55,835,000 at September 30, 1997 from $56,372,000 at December 31, 1996. Working capital for the same period decreased to $73,320,000 from $76,188,000 at December 31, 1996. During the first nine months of 1997, operating activities provided cash of $0.2 million. Cash provided by operations was primarily due to a decrease in accounts receivable, partially offset by a decrease in accounts payable and the net loss adjusted for non cash items. In addition, investing activities related to capital equipment used $1.0 million and financing activities, net provided $0.3 million of cash during the nine month period ended September 30, 1997.

   At September 30, 1997 the Company's principal sources of liquidity included cash and cash equivalents of approximately $55.8 million and working capital of approximately $73.3 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
        Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits:

                   27 Financial Data Schedule

             (b) Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OPTi Inc.


        Date:  11/13/97                    By:  \s\  David Zacarias
                                              -------------------------------
                                                David Zacarias
                                           Signing on behalf of the Registrant
                                           and as Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                            Description
-------                           -----------
   27                Financial Data Schedule