Form 10-K
period 1997-12-31
OPTI INC
filed 1998-03-31
CIK 899297

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

                               ----------------

                        COMMISSION FILE NUMBER 0-21422

                                   OPTI INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                      77-0220697
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                888 TASMAN DRIVE, MILPITAS, CALIFORNIA    95035
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 486-8000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, NO
                                   PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 24, 1997 as reported on the Nasdaq Stock Market, was approximately $91,150,155. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 24, 1997, registrant had 12,626,424 shares of Common Stock outstanding for non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about May 5, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference into
                      Part III of this form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   OPTI INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
PART I                                                                   ------
  Item 1.  Business.....................................................    1
  Item 2.  Properties...................................................   14
  Item 3.  Legal Proceedings............................................   14
  Item 4.  Submission of Matters to a Vote of Security Holders..........   14
  Executive Officers of the Registrant..................................   14
PART II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................   16
  Item 6.  Selected Consolidated Financial Data.........................   17
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   18
  Item 8.  Financial Statements and Supplementary Data..................   21
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures....................................   21
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   22
  Item 11.  Executive Compensation......................................   22
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   22
  Item 13.  Certain Relationships and Related Transactions..............   22
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   23
  Signatures............................................................   25

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

INTRODUCTION

  OPTi Inc., a California corporation ("OPTi" or the "Company"), was founded in 1989 and is a independent supplier of core logic chipset products to the personal computer ("PC") market. The Company's chipsets provide in one or a few semiconductor devices the core logic functions of a PC. During 1997, the Company shipped over five million core logic and audio devices to more than 100 PC manufacturers, motherboard manufacturers, and add-in board manufacturers located primarily in Asia and the United States.

  This past year was one of transition for the Company as it experienced significant reductions in its revenue. The Company has changed its focus over the last several years, reflected in its growth in mobile core logic, as well as in its initiatives to develop technologies for future product applications.

  The Company recently announced that it has retained UBS Securities, an investment banking firm, to advise the Company on evaluating and executing a plan to maximize shareholder value in the near term. Such a plan is expected to involve either the sale of the entire Company or the sale of the Company's operating businesses and other assets accompanied by or followed by the distribution of proceeds to the shareholders or implementation of a stock repurchase program, or both. It is anticipated that the specific transactions will be determined in the near term following a review of all available alternatives and the appropriate method to maximize short term shareholder value.

  On November 26, 1997, the Company sold a substantial portion of the assets of, together with certain liabilities of, its Net Media business unit for $14,000,000 in cash to Creative Technology Ltd. of Singapore ("Creative"). The Net Media business unit of the Company designed, developed and marketed audio chipsets for the personal computer industry. Under the terms of the Sale, OPTi issued to Creative a warrant to purchase 200,000 shares of OPTi's common stock at a price of $10.00 per share, Creative received a license to certain of OPTi's core logic technologies and OPTi agreed to provide, and Creative agreed to use, certain of OPTi's backend services over the next twelve months.

  The Company currently competes principally in the mobile core logic chipset market for PCs. From the Company's inception through 1995, the Company's principal product had been desktop core logic. However, in the face of increasingly aggressive competition in this market, primarily from Intel Corporation, the Company revised its strategy and focused on market opportunities where the Company had strategic advantages. This has led to the Company's focus on the mobile core logic market where the Company has experienced some success in the past few years, and to focus on opportunities surrounding peripheral products, such as the USB controller, docking stations and LCD panel controller chips.

  The Company's sales have been primarily attributable to its timely introduction of highly integrated chipsets which have assisted a wide variety of both PC manufacturers and motherboard manufacturers in achieving the rapid time to market and low product costs necessary for success in the intensely competitive PC market. The Company also believes that it has benefited from the growing practice of major PC manufacturers to outsource the production of core logic circuits. The Company sells its products to PC manufacturers and motherboard manufacturers and their suppliers directly or through a network of independent sales representatives.

  The Company's strategy is to deliver new, innovative and cost effective products in a timely manner, develop products for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. OPTi seeks to maintain its position as a low-cost provider of chipsets by vigorously controlling production and other operating costs.

  Further information regarding the financial condition of the Company may be found in Part IV, item 14 of this form 10-K.

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

  In personal computer designs employed in the early-1980's, the core logic functions were performed by several large scale integrated ("LSI") circuits and numerous discrete transistor ("TTL") circuits located on the motherboard. Although these circuits were available to PC manufacturers from third party semiconductor suppliers, the large number of discrete devices needed to implement core logic functions resulted in high part counts, low production yields and relatively high total system costs. Moreover, the qualifications and integration of numerous discrete devices caused the development effort to be complex and time consuming. The high development costs associated with this effort greatly favored PC manufacturers that had the development resources and expertise necessary to introduce complex computer systems in a timely fashion.

  The trend to higher performance, lower cost personal computers has been accompanied by a variety of changes in the market for personal computers and the technologies used to address these emerging market requirements. The consumer and home office sectors have become the fastest growing sectors of the PC market, driven, in part, by the emergence of low-cost multimedia computers and peripherals.

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

  During 1995 and 1996, almost a complete shift occurred in the personal computer market to Pentium class products and away from 486 microprocessor-based products. With this shift, the industry standard became a Pentium-based system with a VESA local bus or PCI local bus structure. During the second half of 1995, the market for 486-based computers and the related market for chipsets and motherboards and licensing motherboards used in 486 computers declined precipitously. Due to the speed of this shift, the personal computer industry experienced excess inventories of 486-based computers and motherboards and rapidly deteriorating pricing for these products.

  The Company believes that the personal computer marketplace may be headed for another such shift as the industry moves from the Pentium class microprocessor to the Pentium II microprocessor. The shift in the desktop marketplace should occur sometime during 1998 with the mobile market following six to twelve months later.

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

STRATEGY

  The Company recently announced that it has retained UBS Securities, an investment banking firm, to advise the Company on evaluating and executing a plan to maximize shareholder value in the near term. Such a plan is expected to involve either the sale of the entire Company or the sale of the Company's operating businesses and other assets accompanied by or followed by the distribution of proceeds to the shareholders or implementation of a stock repurchase program, or both. It is anticipated that the specific transactions will be determined in the near term following a review of all available alternatives and the appropriate method to maximize short term shareholder value. Although the evaluation and execution of such a plan is currently the Company's primary focus, the Company continues to pursue those elements of its historical strategy summarized below:

 Continue Mobile Computer Penetration

  The Company has continued to expand it focus into the mobile computing sectors of the personal computer market, as this market becomes a growing portion of the total market. In 1997, the vast majority of the Company core logic sales were to the mobile marketplace, as the Company did not have any significant desktop design wins during the year. Sales of core logic devices to mobile customers in 1996 comprised approximately 59% of the Company's total core logic sales. The Company believes it is the leading independent supplier of core logic chipsets to the mobile computer market. The competitive landscape in the mobile area is better suited for independent suppliers to compete against competitors like Intel because of the greater differentiation in designs from one mobile product to another. Within the desktop arena, many motherboard designs and components are identical from one model to another, providing larger competitors an opportunity to control the market in this area.

 Continually offer higher levels of product integration

  One of the Company's principal strategies is to continually introduce core logic chipsets with new features and higher levels of product integration. As part of this strategy, the Company seeks to incorporate functions into the chipset which have in the past required TTL implementations, peripheral circuits or add-on boards, and to implement this functionality in low cost highly integrated packages. These packages include single chip core logic offerings in both the notebook and desktop core logic areas and increasing levels of functionality within their audio controller products.

 Introduce Products Which Address New Market Opportunities

  The Company continues to explore market opportunities outside core logic, including USB controllers, docking stations and LCD panel controller chips. The Company believes that its relationships with major PC OEMs who use the Company's core logic chipsets may provide a marketing opportunity in offering additional products outside of the core logic area.

 Introduce Core Logic Products That Provide Incremental Opportunities Based On Previous R&D Expenditures

  The Company will continue to look for market opportunities for its core logic chipsets within the Pentium generations of PCs, where the Company already has developed products through research and development expenditures from prior periods. The Company may be able to take advantage of opportunities that arise with minimum additional research and development expense.

 Provide an alternative to Intel chipsets and motherboards

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

 Support of Multiple Microprocessors

  The Company seeks to support substantially all leading industry microprocessors from Intel Corporation, Advanced Micro Devices, Inc. and Cyrix Corporation concurrent with or shortly after their introduction of Pentium class products. The Company believes that this strategy will enable it to address the largest segments of the personal computer market and to offer its customers flexibility in their own product design, launch and procurement operations

 Address Both U.S. and Asia Markets

  A significant aspect of the Company's market strategy is to address both the U.S. market consisting of large PC OEMs and the Asian market consisting primarily of producers of notebooks and add-in cards. Addressing these markets, the Company offers low cost solutions designed for the specific needs of each market.

 Achieve Low Costs and Maintain Product Quality Through COT Design

  An important aspect of the Company's manufacturing strategy is to vigorously control production and operating costs through efficient product designs. The Company does not maintain its own internal production capabilities and relies on third-party foundries to produce its products. Over the last several years, the Company has implemented full custom designs in substantially all areas of its core logic chipsets and has established one or more than one foundry for each of its principal products. Reliance on outside foundries has enabled the Company to focus its development resources on circuit design and to avoid the capital expenditures and overhead required to maintain semiconductor manufacturing facilities.

DESIGN INNOVATIONS AND TECHNOLOGIES

  The Company's products incorporate a variety of advanced technologies to enable PC manufacturers to introduce high performance low cost systems. These design innovations and technologies include:

 USB Controller

  The Company currently offers a USB Host Controller which brings USB support to any PCI-based system. Its compact packaging allows it to be accommodated in virtually any system. The USB Controller is fully supported under Windows 95, Windows 98, and Windows CE. The Company's implementation is unique and provides power management features not found in competitive solutions.

 Docking Station

  The Company currently offers a docking solution within its Mobile product offerings. This solution supports either a 5v or 3.3v docking interface running synchronously or asynchronously at speeds up to 33 Mhz. By offloading the primary PCI bus, the docking solution can increase its bandwidth.

 LCD Panel Controller

  The Company is currently working on a flat panel LCD display controller, a key component inside future LCD VGA monitors. Normally, in order to connect VGA outputs to LCD monitors, VGA cards with special LCD control interface are needed. However, when using the OPTi technology, the LCD VGA monitor should be able to process regular analog VGA output signals as input without any additional interface card or circuit.

 "Green" Power Management

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

CHIPSET MARKET AND PRODUCTS

  The Company currently competes in the mobile core logic segment of the personal computer market. In 1997, sales of core logic chipsets accounted for approximately 73% of the Company's revenue. The vast majority of the core logic sales during the year were to the mobile marketplace as the Company is no longer a significant supplier to the desktop marketplace. In 1996, sales of core logic chipsets accounted for approximately 71% of the Company's revenues, of which, approximately 59% was for notebook applications and the remaining 41% was for desktop uses.

 Pentium-based Mobile Core Logic Products

  Core logic chipset sales into the mobile market represented the majority of the Company's business in 1996, comprising approximately 59% of total core logic sales as compared to approximately 14% of total core logic sales in 1995. The historical gaps in features and selling prices between desktop and mobile products has continued to shrink as mobile products increasingly include many of the features and standards found in desktop products.

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

  In the first quarter of 1997, the Company began production shipments of its Firestar single chip BGA product which combines high performance features with space saving design capabilities for mobile applications based on the Intel 3.3V Pentium processor, Cyrix 6x86 processor and AMD5K86 processor. The scaleable features of Firestar allow designs of a high performance multimedia solution or, by implementing the Unified Memory Architecture (UMA) features, a highly integrated low-cost solution. Firestar also allows Fast Page Mode DRAM, EDO DRAM, or synchronous DRAM for further design options. The highly concurrent cycles and deep buffering features of Firestar also improve system performance.

  In the second half of 1997, the Company began shipments of its Firestar Plus product. The Firestar Plus solution is a pin-compatible upgrade to the Firestar that adds full Microsoft ACPI universal power management support. When combined with the integral OPTi standard power management unit, this solution gives far better battery life than comparable chipsets. The Firestar Plus can also team with the OPTi 82C602A companion chip to expand the number of PIO pins and ACPI events available in the total solution.

SALES AND MARKETING

  OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives. In North America, OPTi's sales managers operate from the Company's headquarters in Milpitas, California. In Asia, the Company operates from a branch office in Taipei, Taiwan, a wholly owned subsidiary in Tokyo, Japan and through independent sales representatives located in Singapore, Korea, and Hong Kong. The Company also uses stocking representatives in the United Kingdom and Germany.

  The Company's products are used by a variety of major personal computer and motherboard manufacturers. In 1997, PC suppliers who used the Company's products included Compaq, Hewlett-Packard, Olivetti, Siemens, NEC/Packard Bell and Zenith Data Systems. The Company's sales to any single customer fluctuates significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any particular subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties.

  Sales to customers in Asia accounted for 89.2%, 80.3%, and 59.3% of net sales in the years ended December 31, 1997, 1996 and 1995, respectively. Sales to customers in Europe and other countries outside the United States and Asia accounted for 0.1%, 6.1%, and 16.1% of net sales in the years ended December 31, 1997, 1996 and 1995, respectively. During these three years, billings to almost all customers were made in US dollars. Approximately 13% and 4% of sales were billed in Japanese yen in 1997 and 1996, respectively. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delays in obtaining export licenses for certain technology, tariffs and other barriers and restrictions.

  As is common in the semiconductor industry, the Company's business relationships with its customers require it to acquire and maintain inventories of chipset products based on forecast volumes from customers and in amounts greater than that supported by firm backlog. The Company's customers typically purchase products on a purchase order basis and do not become obligated to purchase any quantity of products prior to the issuance of the purchase order, even if the customer has previously forecast a substantially higher volume of products. The Company typically places non-cancelable orders to purchase its products from its foundries on an approximate twelve week rolling basis, while its customers generally place purchase orders approximately four weeks prior to delivery. These customer purchase orders may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expense and inventory levels could be disproportionately high, requiring significant working capital. The Company has experienced cancellation and shortfalls in purchase orders in the past, and in some instances such changes have resulted in inventory write-downs or write-offs. The Company expects that it will continue to experience such difficulties in the future.

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

  Financial Information about foreign and domestic operations and export sales may be found in Part IV, item 14 of this form 10-K.

CUSTOMER SUPPORT AND SERVICE

  The Company believes that customer service and technical support are important competitive factors in the chipset market. The Company provides technical support for customers in the United States, Europe and Asia. Manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi products.

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

MANUFACTURING, QUALITY CONTROL AND DESIGN METHODOLOGY

  The Company subcontracts its manufacturing to independent foundries which allows OPTi to avoid the significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication facilities. As a result, the Company is able to focus its resources on product design and development, testing, quality assurance, marketing and customer support.

  The majority of the Company's products are currently manufactured using its custom owned tooling process and procured wafers and die primarily from United Microelectronics (UMC) in Taiwan, Chartered Semiconductor in Singapore, Toshiba in Japan, and packaging houses in Taiwan. The Company, in an effort to secure long term capacity, has entered into a joint foundry agreement with UMC. The Company has developed strong relationships with its other suppliers.

  The Company is constantly engaged in cost reduction programs that need to be successful in order to ensure the profitability for products that face intense price competition in the marketplace. These programs include the continued migration to increasingly dense sub-micron wafer technologies, adopting technologies that currently range from .6 to .45 micron technologies down to .35 micron technologies and below in the future. This migration allows for smaller die sizes with better yields and lower costs.

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

  The Company's long term agreement with UMC addresses this issue by securing guaranteed capacity. The Company's agreement with UMC entails an equity investment in a new semiconductor manufacturing facility. This ensures significant .35 or .25 micron wafer technology capacity for the Company in late 1998 or early 1999. The agreement also secured additional .6 to .45 micron capacity at an existing UMC facility. The Company's original commitment to this joint foundry agreement was approximately $30 million. The first payment of approximately $6.9 million was paid in January 1996, and an additional $1.6 million in December 1997. The terms of the agreement were changed so that the Company's commitment to invest any additional funds to the venture have been eliminated and the Company will retain a prorated share of wafer supplies and equity ownership, based on its reduced total investment.

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

RESEARCH AND DEVELOPMENT

  As of March 15, 1998, the Company has a staff of 55 research and development personnel, which conducts virtually all of the Company's product development. The Company is focusing its development efforts primarily on the development of new advanced multimedia core logic chipset designs as well as peripheral designs. During 1997, 1996 and 1995, respectively, the Company spent approximately $12.6 million, $14.1 million, and $10.8 million on research and development.

  All research and development costs are expensed as incurred. The decrease in research and development expenses from 1996 to 1997 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on mobile directed technologies and has reduced the associated research and development headcount related expenses accordingly. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

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

 Competition in Mobile Core Logic Market

  The Company's main competitor in this segment is Intel. Although Intel has not been as aggressive in this market as it has been in the desktop core logic area, there can be no assurances that Intel will not develop a strategy to attempt to control the market in this area. The Company must continue to try to compete with Intel based on product features, time to market and product compatibility, but there can be no assurance that it will be successful in doing so.

  The Company's other competitors in the multimedia core logic area include major domestic and international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VIA, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their own internal production capabilities. The Company must face the challenge of competing at the high end of the marketplace, in the PC OEM area, based on features and time to market and at the lower end of the marketplace, the motherboard market, based on price.

LICENSES, PATENTS AND TRADEMARKS

  The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has twelve patents based on certain aspects of the Company's designs. The Company currently has twenty-one patents pending for its technologies, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position. The Company also attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants as well as other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

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

  In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a subsidiary of Cirrus Logic. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal Semiconductor. These patents relate to the "Codec" module incorporated in various audio controller products. The Company believes that the claim is without merit and that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

BACKLOG

  Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, internal test facilities, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 1997, the Company's backlog scheduled for delivery within six months was approximately $3.7 million, all of which is expected to be filled during fiscal 1998 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $15.7 million as of December 31, 1996.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

 Risks Associated with Implementation of Strategic Alternatives

  The Company recently announced that it has retained UBS Securities, an investment banking firm, to advise the Company on evaluating and executing a plan to maximize shareholder value in the near term. Such a plan is expected to involve either the sale of the entire Company or the sale of the Company's operating businesses and other assets accompanied by or followed by the distribution of proceeds to the shareholders or implementation of a stock repurchase program, or both. It is anticipated that the specific transactions will be determined in the near term following a review of all available alternatives and the appropriate method to maximize short term shareholder value. The announcement of any such plan or any action taken to implement any such plan is likely to affect materially the Company's business, financial condition and results of operations. Further, the results of operations of the Company are likely to be affected by a number of factors during the implementation period. These could include the impact of the announcement of strategic alternatives such as a liquidation of assets or other alternative on the ability of the Company to retain employees, develop new products, secure design wins, retain its key customers, or generate new sales. Further, any delay in the implementation of strategic alternatives could adversely affect the value of the Company's remaining business and could adversely affect the value of the Company's common stock.

 Fluctuations in Operating Results

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

 Product Development; Technological Change

  The Company's ability to maintain or increase its sales levels and profitability depends directly on its timely introduction and rapid ramp up of new products. In the past, the Company has experienced material delays in the introduction of new products and expects that it will experience similar problems from time to time in the future. Material delays in the introduction, production or sale of a new product can have a very severe effect on the Company's operating results in any given period, possibly resulting in a significant shortfall in sales and earnings from that expected by the Company or securities analysts. In particular, the Company will be highly dependent on the timely completion and production of its USB Controller, Docking Solution, and LCD Panel Controller products during 1998. Any such delay or shortfall could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

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

 Customer Concentration

  Historically, the Company has sold its products to a variety of PC and motherboard manufacturers in Asia and the United States. However, beginning in 1993, the Company began to sell a greater percentage of products for use by United States PC manufacturers. With the exception of Compaq and its subcontractors, no other single customer represented more than 10% of sales in 1997 and 1996. The Company sold approximately $27 million and $37 million of chipsets to Compaq and its subcontractors, representing a combined 40% and 31% of net sales for the years 1997 and 1996, respectively. There can be no assurance that the Company will not experience declining sales with this customer, or any other major customer. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

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

 Credit Risks

  Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 17% of the Company's receivables at December 31, 1997 were with these customers.

 Dependence on Foundries and Manufacturing Capacity

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

  Unless the implementation of strategic alternatives affects current company plans, the Company intends to continue to shift a substantial amount of its capacity to increasingly dense sub-micron processes during 1998 and thereafter. The Company has limited experience with processes below .45 micron, which are increasingly more complex. Although the Company extensively tests hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a materially adverse effect on the Company's product introduction schedule and operating results.

DEPENDENCE ON SALES OUTSIDE OF NORTH AMERICA

  Sales to customers located outside of North America accounted for 90% of the Company's total revenues for fiscal 1997. In fiscal 1998, the Company expects that a large portion of its revenues will be from sales to customers outside of North America, particularly to manufacturers located in the Asia-Pacific region which sell their products worldwide. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's IC products in non-US markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

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

Possible Volatility of Stock Price

  There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

EMPLOYEES

  As of December 31, 1997, the Company had 133 full-time employees, including 57 in research and development, 23 in marketing, sales, and support and 53 in finance, administration and operations. The

Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company's ability to retain key employees is a critical factor to the Company's success.

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

  The Company also leases office space in Tokyo, Japan, and Taipei, Taiwan to provide sales and technical support to customers in these regions. The Company believes that these facilities are adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In December 1997, the Company and its insurance carriers reached a settlement with the plaintiffs in regards to this suit. The Company was responsible for approximately $500,000 of the settlement amount. While, the Company claims no wrongdoing in regards to this matter it believed that the expense and time spent to continue to defend its position would have been more costly than the actual settlement.

  In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a subsidiary of Cirrus Logic. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal Semiconductor. These patents relate to the "Codec" module incorporated in various audio controller products. The Company believes that the allegations of the complaints are without merit; and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

  The Company is also subject from time to time to commercial litigation which the Company believes is not material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 28, 1998 were as follows:

            NAME           AGE             POSITION WITH THE COMPANY
            ----           ---             -------------------------
   Jerry Chang...........   45   Chief Executive Officer, Chairman of the Board
   Micahel Mazzoni.......   35   Chief Financial Officer and Secretary
   Stephen A. Dukker.....   45   Director
   Tor R. Braham (1).....   40   Director
   Bernard T. Marren (1).   62   Director
   Kapil K. Nanda (1)....   52   Director

--------
(1)  Member of the Audit and Compensation Committees.

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

  Michael Mazzoni was appointed Chief Financial Officer of the Company in January 1998. Mr. Mazzoni joined OPTi in October 1993 as Manager, Investor Relations and has served as Corporate Controller since mid 1995. Prior to joining the Company, he served in various accounting positions at Everex Systems, Inc., a personal computer manufactur from April 1992 to October 1993, with his last position being Corporate Controller. From March 1986 to March 1992, Mr. Mazzoni was employed at Santa Cruz Operation. Inc. ("SCO") in various treasury, accounting and finance positions. At the time of his departure from SCO, he was serving as Manager, Corporate Finance.

  Stephen A. Dukker was elected as a director of the Company in January 1993. He currently is employed at Computer City as Senior Vice President, Merchandising, where he has been employed since October 1997. He served as President of the Company from January of 1996 to October 1997. From May 1994 to mid 1995, Mr. Dukker served as President of VideoLogic, Inc., a supplier of video and graphics add-on boards. From June 1991 through October 1993, he served as a Senior Vice President of CompUSA, Inc., a chain of discount computer superstores. During that time he was also a member of the Executive Committee of CompUSA and President of its Compudyne Computer manufacturing and mail order subsidiaries. Prior to joining CompUSA, Mr. Dukker was President of PC Brand, Inc., a manufacturer and mail order distributor of PC products from January 1988 to May 1991.

  Tor R. Braham was elected as a director in January 1993. Mr. Braham is currently employed at UBS Securities as Managing Director of Mergers and Acquisition in the Technology department. Prior to UBS, Mr. Braham was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, a Professional Corporation, where he was employed from 1984 to November 1997. Mr. Braham received a B.A. from Columbia College in 1979 and a J.D. from New York University School of Law in 1982. Mr. Braham is also a member of the Board of Directors of Smart Modular Technologies, Inc., a manufacturer of memory products, and 3Dlabs Inc., a manufacturer of high end 3D graphic semiconductor devices.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The following required information is filed as a part of this Report:

  The Company has not paid cash dividends on its common stock, and currently intends to retain any future earnings for use in the development and operations of its business. Accordingly, the Company does not expect to pay any cash dividends in the foreseeable future. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market System under the symbol "OPTI". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                                   QUARTERLY PERIOD ENDED
                                             -----------------------------------
                                             DEC. 31, SEPT. 30, JUNE 30 MAR. 31,
                                             -------- --------- ------- --------
   Common stock price per share:
   1997  High..............................   $7.63     $7.50    $6.13   $6.50
         Low...............................    5.75      4.25     4.50    5.00
   1996  High..............................   $6.13     $6.88    $8.63   $9.50
         Low...............................    4.50      4.44     4.88    5.63

  As of March 24, 1998, there were approximately 267 holders of record of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1997      1996      1995      1994     1993
                                --------  --------  --------  --------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of
 Operations Data:
Net sales.....................  $ 67,842  $118,725  $163,676  $134,099  $85,256
Cost of sales.................    50,471   111,395   121,587    90,020   55,463
                                --------  --------  --------  --------  -------
Gross margin..................    17,371     7,330    42,089    44,079   29,793
Operating expenses............    27,836    31,000    27,458    22,614   15,631
                                --------  --------  --------  --------  -------
Operating income (loss).......   (10,465)  (23,670)   14,631    21,465   14,162
Other income (expenses):
  Gain on sale of Audio line..    12,391       --        --        --       --
  Interest income and other...     3,031     2,417     3,210     1,523      932
  Interest expense............      (473)     (441)     (306)     (233)    (157)
                                --------  --------  --------  --------  -------
Income (loss) before provision
 for income taxes.............     4,484   (21,694)   17,535    22,755   14,937
Provision (benefit) for income
 taxes........................     9,872    (7,636)    6,285     8,201    5,770
                                --------  --------  --------  --------  -------
Net income (loss).............  $ (5,388) $(14,058) $ 11,250  $ 14,554  $ 9,167
                                --------  --------  --------  --------  -------
Basic net income (loss) per
 share........................  $  (0.42) $  (1.13) $   1.02  $   1.71  $  1.58
                                ========  ========  ========  ========  =======
Shares used in computing basic
 per share amounts............    12,838    12,443    11,033     8,501    5,801
                                ========  ========  ========  ========  =======
Diluted net income (loss) per
 share........................  $  (0.42) $  (1.13) $   0.85  $   1.17  $  0.84
                                ========  ========  ========  ========  =======
Shares used in computing
 diluted per share amounts....    12,838    12,443    13,171    12,436   10,891
                                ========  ========  ========  ========  =======
Consolidated Balance Sheet
 Data:
  Cash, cash equivalents and
   short-term investments.....  $ 72,508  $ 56,372  $ 61,362  $ 50,302  $39,850
  Working capital.............    75,360    76,188    95,551    71,481   45,040
  Total assets................   111,615   115,501   142,616   106,458   64,294
  Long-term obligations,
   excluding current portion..     3,473     4,649     5,323     2,316      644
  Shareholders' equity........    92,723    96,371   108,756    79,149   48,806

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

OVERVIEW

  OPTi has grown since its founding in 1989 to become an independent volume supplier of notebook chipset products to the personal computer market. During 1997, the Company shipped more than five million core logic and audio chipsets to more than 100 PC and motherboard manufacturers and add-on board manufacturers located primarily in Asia and the United States.

  This past year was one of transition for the Company as it experienced a significant reduction in revenue. The Company recently announced that it has retained UBS Securities, an investment banking firm, to advise the Company on evaluating and executing a plan to maximize shareholder value in the near term. Such a plan is expected to involve either the sale of the entire Company or the sale of the Company's operating businesses and other assets accompanied by or followed by the distribution of proceeds to the shareholders or implementation of a stock repurchase program, or both. It is anticipated that the specific transactions will be determined in the near term following a review of all available alternatives and the appropriate method to maximize short term shareholder value. The announcement of any such plan or any action taken to implement any such plan is likely to affect materially the Company's business, financial condition and results of operations.

  1997 COMPARED TO 1996. Net sales for the year ended December 31, 1997 ("1997") decreased 43% to $67.8 million, compared to net sales of $118.7 million for the year ended December 31, 1996 ("1996"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's desktop core logic business segment and decreased sales from the Company's audio line. In 1997 the Company shipped approximately 5.7 million chipsets as compared to approximately 9.0 million chipsets in 1996.

  Revenue from core logic products was approximately 73% of net sales for 1997 as compared to approximately 71% in 1996. The remaining 27% of revenue in 1997 was from peripheral products (audio and graphics). The mix of revenues within the core logic area shifted to notebook core logic products in 1996 and continued in 1997 as the Company had no major product wins in 1997 for desktop products. It is likely that the Company will experience ongoing shifts in its revenue mix. No assurances can be given that future revenues will reflect this product mix trend.

  Gross margin for 1997 increased to approximately 26% of net sales as compared to approximately 6% in 1996. This increase in gross margin for 1997 as compared to 1996 was primarily attributable to inventory write-downs taken on some of the Company's Pentium class desktop core logic products and reductions in selling prices for the Company's Pentium class desktop core logic products during fiscal 1996. The Company is likely to face continued potential inventory risks and adjustments if anticipated sales and shipments do not occur when expected, as in the case of some of its notebook core logic and audio products. The markets for the Company's products are also subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to increase its gross margin level or that further substantial reductions in notebook core logic prices will not result in future losses.

  Research and development expenses for 1997 decreased approximately 11% to $12.6 million, compared with $14.1 million for 1996. The decrease in research and development expenses from 1996 to 1997 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on notebook directed technologies and has reduced research and development headcount expenses accordingly.

  Selling, general and administrative ("SG&A") expenses for 1997 decreased approximately 17% to $14.1 million, compared with $16.9 million in 1996. This decrease in SG&A expenses from 1996 to 1997 was primarily attributable to a reduction in sales headcount expenses and decreased sales commission relating to decreased net sales.

  Restructuring and other expenses for 1997 were $1.2 million. During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in reducing headcount, vacating leased facilities, and reducing the value of certain assets.

  In November 1997, the Company sold some of the assets associated with its Audio line, substantially under the terms of the Asset Purchase Agreement dated November 22, 1997, to Creative Technology Ltd., ("Creative"), an unaffiliated Singapore corporation. Creative paid the Company cash of $14.0 million and received a warrant to purchase 200,000 shares of OPTi's Common Stock exercisable at a price of $10.00 per share and expiring in 2002.

  Net interest and other income for 1997 was $2.5 million as compared to $2.0 million for 1996. Interest and other income consists primarily of interest income and has increased primarily due to higher average balances of cash, cash equivalents and short term investments in 1997 versus 1996.

  The Company's effective tax rate was a 220% provision for 1997, a 35.2% benefit for 1996, and a 35.8% provision for 1995. The Company's effective tax rate differed from the federal statutory rate in 1997 due to a $9.8 million increase in the Company's reserve against deferred tax assets at December 31, 1997. The effective tax rate differed from the federal statutory rate in 1996 due, primarily state income taxes and an increase in the Company's reserve against deferred tax assets at December 31, 1996. The Company anticipates its effective tax rate for 1998 will be less than the federal statutory tax rate due to available net operating losses and credit carryforwards to reduce potential current taxable income and the limitations controlling the timing for recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" which will prevent a tax benefit for potential operating losses.

  1996 COMPARED TO 1995. Net sales for the year ended December 31, 1996 ("1996") decreased 27% to $118.7 million, compared to net sales of $163.7 million for the year ended December 31, 1995 ("1995"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's desktop core logic business segment. This reduction was partially offset by increases in the Company's notebook core logic and audio business segments. In 1996 the Company shipped approximately 9.0 million chipsets as compared to approximately 11.5 million chipsets in 1995.

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

  The Company's declines in its desktop core logic business have been largely due to Intel's aggressive push to dominate the desktop core logic market and the Company's inability to compete successfully over this period. This push from Intel which began in 1995 corresponds to their aggressive marketing of the Pentium platform and their successful attempts to control a significant share of the Pentium motherboard market, utilizing their own processors and core logic.

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

  Research and development expenses for 1996 increased approximately 30% to $14.1 million, compared with $10.8 million for 1995. The increase in research and development expenses from 1995 to 1996 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on notebook directed technologies and in the multimedia areas. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

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

  The Company's effective tax benefit was 35% for 1996 and the Company's effective tax rate for 1995 was 36%. The Company has relied on future taxable income to benefit its deferred tax assets. The Company has recorded net deferred tax assets of $9.8 million, reflecting the benefit of $2.7 million in unrealized net operating loss carryforwards and $1.3 million in credit carryforwards, which will expire in varying amounts between 2001 and 2011. Management believed it was more likely than not that the deferred tax asset was realizable at December 31, 1996.

  LIQUIDITY AND CAPITAL RESOURCES. The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 1997, the Company generated cash from operating activities of $3.6 million primarily due to reductions in accounts receivable due to lower sales and an increase in accounts payable partially offset by the Company's net loss for the year. In 1996, the Company generated cash from operations of $4.5 million primarily due to reductions in inventories and accounts receivable, offset, in part, by a decrease in accounts payable and a net loss for the year.

  The Company's investing activities generated cash of $3.3 million and used cash of $11.6 million in 1997 and 1996, respectively. The cash generated in 1997 was primarily due to proceeds of $13.9 million from the sale of the Company's audio line, partially offset by an investment into short term investments of approximately $8.7 million and a payment of approximately $1.6 million to United Microelectronics Corporation ("UMC") as partial payment under the terms of the 1995 agreement that the Company signed with UMC. As of December 31, 1997 the Company has no further obligations under this agreement. During 1996, the Company made capital expenditures, including obligations under a capital lease, of approximately $8.5 million. These expenditures related primarily to the acquisition of computer equipment and high speed circuit testers for use in the development and testing of chipset products.

  Financing activities provided cash of approximately $0.5 million and $2.1 million in 1997 and 1996, respectively. The cash generated in 1997 was primarily due to proceeds from the sale of stock partially offset by principal payments on capital lease obligations. In 1996, the cash generated was primarily due to proceeds from the sale of stock and proceeds from the sale and leaseback of fixed assets, partially offset by principal payments on capital lease obligations.

  In 1995, the Company entered into a manufacturing agreement and foundry venture agreement with United Microelectronics Corporation ("UMC"). Under the original terms of the agreements, the Company received an immediate supply of wafers from UMC and the Company committed to invest the equivalent of $30 million in cash for a 5% equity interest in the foundry venture. The Company made a payment of approximately $6.9 million in January 1996 per the original agreement, and an additional $1.6 million in December 1997. The Company does not have Board of Director or management representation in the foundry venture. Due to the

Company's small percentage ownership and minor influence on the operations of the foundry venture, the Company will continue to account for this investment on the cost basis.

  The Company's manufacturing plans and expenditure levels are based primarily upon sales forecasts. Typically, the Company orders products from foundries pursuant to non-cancelable purchase orders on a rolling twelve week basis while its customers generally place product orders approximately four weeks prior to delivery. These customer orders may be canceled without significant penalty. The Company anticipates that the rate of new orders will vary significantly from month to month. As a result, backlog can fluctuate significantly. Consequently, if anticipated sales and shipments do not occur when expected, expense and inventory levels could be disproportionately high and the Company's operating results could be materially and adversely affected.

  As of December 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short term investments of approximately $72.5 million and working capital of $75.4 million. The Company believes that the existing sources of liquidity as well as its $10 million line of credit will satisfy the Company's projected working capital and other cash requirements through at least the end of 1998.

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business; results of operations, financial condition and prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item concerning the Company's directors is incorporated by reference from the sections captioned "Election of Directors" and "Other Information" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on May 28, 1998, and to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year end pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report and certain other information is incorporated by reference from the section captioned "Other Information" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The following financial statements are filed as part of this Report:

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Consolidated Balance Sheets, December 31, 1997 and 1996................ F-2
   Consolidated Statements of Operations for the years ended December 31,
    1997, 1996 and 1995................................................... F-3
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1997, 1996 and 1995...................................... F-4
   Consolidated Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995................................................... F-5
   Notes to Consolidated Financial Statements............................. F-6

(a)(2) Financial Statement Schedules

       SCHEDULE                                      PAGE
        NUMBER               DESCRIPTION            NUMBER
       --------              -----------            ------
        II        Valuation and Qualifying Accounts  S-1

  All other schedules not applicable.

(a)(3) Exhibit Listing

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 2.1     Asset Purchase Agreement dated as of November 22, 1997 by and between
         Creative Technology LTD, and OPTi, Inc. (7)
 3.1     Registrant's Articles of Incorporation, as amended (2).
 3.2     Registrant's Bylaws (2).
 10.1    1993 Stock Option Plan, as amended (2).
 10.2    1993 Director Stock Option Plan (2).
 10.3    1993 Employee Stock Purchase Plan (2).
 10.4    Form of Indemnification Agreement between Registrant and its officers and directors (2).
 10.5    Lease between the Registrant and Century 73 & Meier Associates dated
         August 22, 1990 and First Addendum to Lease dated January 24, 1992
         (2).
 10.6    OPTi Inc. 1993 Bonus Plan (2).
 10.7    Lease between the Registrant and Michael P. Groom, Trustee, dated
         April 5, 1993 and First Addendum to Lease dated April 5, 1993(1).
 10.8    Sublease between Registrant and Chem Group, Inc., dated June 15, 1993
         (1).
 10.9    Manufacturing Agreement between Registrant and IBM Microelectronics, dated as of November 12, 1993(1).
 10.10   Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994. (3)
 10.11   Credit Agreement dated as of November 14, 1994 by and among OPTi Inc., certain banks therein named and Sumitomo Bank of California, as Agent.
         (3)
 10.12   Employee/Consultant Agreement between OPTi Inc. and Kenny Lui dated as of August 18, 1994. (3)
 10.13   Terms of Severance between OPTi Inc. and Raymond J. Farnham dated as of January 31, 1995. (3)
 10.14   Foundry Venture Investment Agreement between the Registrant and United
         Microelectronics Corporation dated September 13, 1995. (4)

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.15   Foundry Capacity Agreement by and between the Registrant, FabVen and
         United Microelectronics Corporation dated September 13, 1995. (4)
 10.16   Lease between the Registrant and John Arrillaga and Richard T. Peery
         as separate property trusts, dated April 26, 1995. (4)
 10.17   OPTi Inc. 1995 Nonstatutory Stock Option Plan. (4)
 10.18   1996 Employee Stock Purchase Plan. (5)
 10.19   1995 Employee Stock Option Plan, as amended. (6)
 21.1    Subsidiaries of Registrant.
 23.1    Consent of Independent Auditors.
 24.1    Power of Attorney (see page 25, signature page).
 27      Financial Data Schedule.

--------
(1) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, of OPTi Inc.
(2) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(3) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.
(4) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.
(5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(6) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(7) Incorporated by reference to the Current Report on Form 8-K/A of OPTi Inc. filed on December 29, 1997.

(b) Reports on Form 8-K

ITEM 14(B) REPORTS ON FORM 8-K

On December 11, 1997, the Company filed a Current Report on form 8-K dated November 26, 1997, disclosing, under Item 2, the disposition of the assets of the Company's Net Media business unit in an asset sale to Creative Technology Ltd., a corporation organized under the laws of Singapore, for $14,000,000 in cash. On December 29, 1997, the Company filed an amendment to that Current Report. The purpose of the Amendment was to file Exhibit 2.

(c) Exhibits. See Item 14 (a)(3) above.

(d) Financial Statements Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF MILPITAS, STATE OF CALIFORNIA ON THE 31ST DAY OF MARCH 1998.

                                          OPTi Inc.

                                                      /s/ Jerry Chang
                                          By___________________________________
                                                JERRY CHANG CHIEF EXECUTIVE
                                             OFFICER AND CHAIRMAN OF THE BOARD

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Chang and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue Hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITITES AND ON THE DATES INDICATED:

             SIGNATURES                        TITLE                 DATE

           /s/ Jerry Chang             Chief Executive          March 31, 1998
-------------------------------------   Officer and
              JERRY CHANG               Chairman of the
                                        Board (Principal
                                        Executive Officer)

         /s/ Michael Mazzoni           Chief Financial          March 31, 1998
-------------------------------------   Officer (Principal
            MICHAEL MAZZONI             Financial and
                                        Accounting Officer)

        /s/ Stephen A. Dukker          Director                 March 31, 1998
-------------------------------------
           STEPHEN A. DUKKER

          /s/ Tor R. Braham            Director                 March 31, 1998
-------------------------------------
             TOR R. BRAHAM

                                       Director
-------------------------------------
          BERNARD T. MARREN

-------------------------------------  Director
           KAPIL K. NANDA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OPTi Inc.

  We have audited the accompanying consolidated balance sheets of OPTi Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 28, 1998

                                   OPTI INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ASSETS
                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Current assets:
  Cash and cash equivalents................................ $ 63,832  $ 56,372
  Short term investments...................................    8,676       --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,600 in 1997 and $1,275 in 1996...........   11,782    17,950
  Inventories..............................................    5,017     4,946
  Prepaid expenses and other current assets................    1,472     1,513
  Deferred taxes...........................................      --      9,888
                                                            --------  --------
    Total current assets...................................   90,779    90,669
Property and equipment:
  Machinery and equipment..................................   25,183    25,733
  Furniture and fixtures...................................    1,407     1,710
                                                            --------  --------
                                                              26,590    27,443
Accumulated depreciation...................................  (15,543)  (11,203)
                                                            --------  --------
                                                              11,047    16,240
Other assets...............................................    9,789     8,592
                                                            --------  --------
      Total assets......................................... $111,615  $115,501
                                                            ========  ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 11,171  $  9,718
  Accrued expenses.........................................    1,639     2,037
  Accrued employee compensation............................    1,367     1,449
  Income taxes payable.....................................      106       111
  Current obligations under capital leases.................    1,136     1,166
                                                            --------  --------
    Total current liabilities..............................   15,419    14,481
Long-term obligations under capital leases.................    3,473     4,649
Commitments and contingences
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--5,000,000
    No shares issued or outstanding........................      --        --
  Common stock, no par value:
    Authorized shares--50,000,000
    Issued and outstanding shares--13,126,508 in 1997, and
     12,661,213 in 1996....................................   58,623    56,883
  Retained earnings........................................   34,100    39,488
                                                            --------  --------
      Total shareholders' equity...........................   92,723    96,371
                                                            --------  --------
      Total liabilities and shareholders' equity........... $111,615  $115,501
                                                            ========  ========

                             See accompanying notes

                                   OPTI INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Net sales........................................  $ 67,842  $118,725  $163,676
Costs and expenses:
  Cost of sales..................................    50,471   111,395   121,587
  Research and development.......................    12,565    14,084    10,812
  Selling, general and administrative............    14,058    16,916    16,646
  Restructuring..................................     1,213       --        --
                                                   --------  --------  --------
    Total costs and expenses.....................    78,307   142,395   149,045
                                                   --------  --------  --------
Operating income (loss)..........................   (10,465)  (23,670)   14,631
Gain on sale of audio line.......................    12,391       --        --
Interest income and other........................     3,031     2,417     3,210
Interest expense.................................      (473)     (441)     (306)
                                                   --------  --------  --------
                                                     14,949     1,976     2,904
                                                   --------  --------  --------
Income (loss) before provision (benefit) for
 income tax......................................     4,484   (21,694)   17,535
Provision (benefit) for income taxes.............     9,872    (7,636)    6,285
                                                   --------  --------  --------
Net income (loss)................................  $ (5,388) $(14,058) $ 11,250
                                                   ========  ========  ========
Basic net income (loss) per share................  $  (0.42) $  (1.13) $   1.02
                                                   ========  ========  ========
Shares used in computing basic per share amounts.    12,838    12,443    11,033
                                                   ========  ========  ========
Diluted net income (loss) per share..............  $  (0.42) $  (1.13) $   0.85
                                                   ========  ========  ========
Shares used in computing diluted per share
 amounts.........................................    12,838    12,443    13,171
                                                   ========  ========  ========

                             See accompanying notes

                                   OPTI INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK                  TOTAL
                                     ------------------ RETAINED  SHAREHOLDERS'
                                       SHARES   AMOUNT  EARNINGS     EQUITY
                                     ---------- ------- --------  -------------
Balance at December 31, 1994........  9,882,238 $36,853 $ 42,296    $ 79,149
  Sale of common stock..............  1,994,725   6,528      --        6,528
  Tax benefits from sale of common
   stock............................        --   11,829      --       11,829
  Net income........................        --      --    11,250      11,250
                                     ---------- ------- --------    --------
Balance at December 31, 1995........ 11,876,963  55,210   53,546     108,756
  Sale of common stock..............    784,250   1,673      --        1,673
  Net loss..........................        --      --   (14,058)    (14,058)
                                     ---------- ------- --------    --------
Balance at December 31, 1996........ 12,661,213  56,883   39,488      96,371
  Sale of common stock..............    465,295   1,740      --        1,740
  Net loss..........................        --      --    (5,388)     (5,388)
                                     ---------- ------- --------    --------
Balance at December 31, 1997........ 13,126,508 $58,623 $ 34,100    $ 92,723
                                     ========== ======= ========    ========

                             See accompanying notes

                                   OPTI INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
OPERATING ACTIVITIES
Net income (loss)...............................  $ (5,388) $(14,058) $ 11,250
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.................     5,213     5,266     2,801
  Deferred taxes................................     9,888    (4,335)   (2,393)
  Gain on sale of audio line....................   (12,391)      --        --
  Changes in operating assets and liabilities:
    Accounts receivable.........................     6,168     8,529   (10,451)
    Inventories.................................      (896)   20,313    (3,297)
    Prepaid expenses and other current assets...        41     2,744       765
    Accounts payable............................     1,453   (11,735)    3,143
    Accrued expenses............................      (398)      257       585
    Accrued employee compensation...............       (82)      339    (1,279)
    Income taxes payable........................        (5)   (2,800)   12,589
                                                  --------  --------  --------
Net cash provided by operating activities.......     3,603     4,520    13,713
INVESTING ACTIVITIES
Purchases of property and equipment.............      (227)   (6,380)   (8,718)
Purchase of short term investments..............    (8,676)      --        --
Net proceeds from sale of Audio line............    13,873       --        --
Increase in other assets........................    (1,647)   (5,190)   (2,627)
                                                  --------  --------  --------
Net cash provided (used in) in investing
 activities.....................................     3,323   (11,570)  (11,345)
FINANCING ACTIVITIES
Net proceeds from sale of common stock..........     1,740     1,673     6,528
Net proceeds from sale (purchase) of subsidiary
 stock..........................................       --       (151)      151
Proceeds from sale and leaseback of fixed
 assets.........................................       --      2,099     3,112
Principal payments on capital lease obligations.    (1,206)   (1,561)   (1,099)
                                                  --------  --------  --------
Net cash provided by financing activities.......       534     2,060     8,692
Net increase (decrease) in cash and cash
 equivalents....................................     7,460    (4,990)   11,060
Cash and cash equivalents at beginning of year..    56,372    61,362    50,302
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 63,832  $ 56,372  $ 61,362
                                                  ========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..........................  $    473  $    441  $    306
Equipment leased under capital lease obligation.  $    --   $  2,099  $  3,112
Income tax benefit from stock option exercises..  $    --   $    --   $ 11,829

                             See accompanying notes

                                   OPTI INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company OPTi Inc., a California corporation, is engaged in designing and marketing core logic chipsets for use principally by personal computer and motherboard manufacturers.

  Principles of Consolidation The consolidated financial statements include the Company and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments to the extent of amounts recorded on the balance sheet.

  Short-Term Investments The Company invests its excess cash in high quality,auction rate preferred securities with reset dates within sixty days. At December 31, 1997, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during 1997 as all investments were held to maturity during the year. At December 31, 1997, the fair value of short-term investments approximates cost.

  Inventories Inventories, comprised of finished goods and work in process, are stated at the lower of cost (using the first-in, first-out method ) or market. The market value is based upon estimated net realizable value.

  Property and Equipment Property and equipment, including machinery and equipment under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation for non-leased property and equipment is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Assets under capital lease are amortized using the straight-line method over the shorter of the remaining term of the lease or the estimated economic life of the asset.

  Revenue Recognition The Company records sales upon shipment and provides an allowance for the estimated return of product.

  Net Income (loss) Per Share In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to FAS 128 requirements.

  The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                  FISCAL YEAR ENDED
                                       -----------------------------------------
                                           1997          1996           1995
                                       ------------  -------------  ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Numerator:
       Net income (loss).............  $     (5,388) $     (14,058) $     11,250
                                       ============  =============  ============
     Denominator for basic net income
      (loss) per share weighted
      average shares.................        12,838         12,443        11,033
     Effect of dilutive securities:
       Employee stock options........            --             --         2,138
                                       ------------  -------------  ------------
     Denominator for diluted net
      income (loss) per share........        12,838         12,443        13,171
                                       ============  =============  ============
     Basic net income (loss) per
      share..........................  $      (0.42) $       (1.13) $       1.02
                                       ============  =============  ============
     Diluted net income (loss) per
      share..........................  $      (0.42) $       (1.13) $       0.85
                                       ============  =============  ============

                                   OPTI INC.

  Accounting for Employee Stock Options In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

  Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Recent Pronouncements In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

  In addition, during June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of the Enterprise and Related Information. This statement replaces Statement 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

NOTE 2--INVENTORIES

  A summary of inventories follows (in thousands):

                                                                    1997   1996
                                                                   ------ ------
     Finished Goods..............................................  $2,508 $2,422
     Work in Process.............................................   2,509  2,524
                                                                   ------ ------
       Total Inventory...........................................  $5,017 $4,946
                                                                   ====== ======

NOTE 3--OBLIGATIONS UNDER CAPITAL LEASE

  The Company leases certain machinery and equipment under capital leases. The related obligations under capital leases represent the present value of future minimum lease payments. Assets capitalized under leases totaled $6,876,000 and $9,699,000 at December 31, 1997 and 1996, respectively. Accumulated amortization of these leased assets was $3,982,000 and $3,828,000 at December 31, 1997 and 1996, respectively.

  The aggregate minimum annual payments under capital lease obligations as of December 31, 1997, were as follows (in thousands):

     1998..............................................................  $1,504
     1999..............................................................   2,018
     2000..............................................................     939
     2001..............................................................     793
                                                                         ------
     Future minimum lease payments.....................................   5,254
     Less amount representing interest.................................     645
                                                                         ------
     Present value of future minimum lease payments....................   4,609
     Less current obligations under capital lease......................   1,136
                                                                         ------
     Long-term obligations under capital lease.........................  $3,473
                                                                         ======

                                   OPTI INC.

NOTE 4--SHAREHOLDERS' EQUITY

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

STOCK OPTION PLANS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income/(loss) and net income/(loss) per share is required by FAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

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

  The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                  1997       1996       1995
                                                ---------  ---------  ---------
     Expected Life............................. 4.5 years  4.5 years  4.5 years
     Expected volatility.......................      0.62       0.60       0.65
     Risk Free Interest Rate...................      6.23%      6.50%      6.50%

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                        1997      1996     1995
                                                       -------  --------  ------
     Pro forma net income/(loss)...................... $(8,670) $(16,800) $9,700
     Pro forma basic net income/(loss) per share...... $ (0.68) $  (1.35) $ 0.88
     Pro forma diluted net income/(loss) per share.... $ (0.68) $  (1.35) $ 0.76

  Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                                   OPTI INC.

  During October 1996, the Company offered a repricing of stock options to all non-officers and directors. The repriced exercise price was for $5.32 per share. Approximately 1,100,000 options were repriced at that time.

  The weighted average fair value of options granted under all stock option plans was $3.49, $2.86 and $5.94 for the years ending 1997, 1996 and 1995, respectively. The average remaining contractual life of options outstanding at December 31, 1997 under all option plans was 7.42 years.

 1993 Stock Option Plan

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

  The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                     OUTSTANDING
                                        ---------------------------------------
                                                     WEIGHTED AVE    EXERCISE
                                          SHARES    EXERCISE PRICE    PRICE
                                        ----------  -------------- ------------
     Outstanding at December 31, 1994.   4,607,927                 $.0075-16.75
       Granted........................      89,500      $10.31
       Exercised......................  (1,927,080)     $ 3.02
       Canceled.......................    (468,600)     $11.35
                                        ----------
     Outstanding at December 31, 1995.   2,301,747      $ 5.39
       Granted........................     497,000      $ 5.42
       Exercised......................    (667,621)     $ 1.74
       Canceled.......................    (439,818)     $10.45
                                        ----------
     Outstanding at December 31, 1996.   1,691,308      $ 4.49
       Granted........................     130,000      $ 5.50
       Exercised......................    (214,161)     $ 2.77
       Canceled.......................    (191,714)     $ 7.30
                                        ----------
     Outstanding at December 31, 1997.   1,415,433      $ 4.30
                                        ==========

  Approximately 1,021,787, 1,128,716 and 1,576,620 options outstanding were exercisable as of December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the range of exercise prices under the plan for options exercisable was $0.60--$14.00.

 1995 Stock Option Plan

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

                                   OPTI INC.

  The activity under the 1995 Plan is as follows:

                                                             OUTSTANDING
                                                       -------------------------
                                                                  WEIGHTED AVE.
                                                        SHARES    EXERCISE PRICE
                                                       ---------  --------------
Outstanding at December 31, 1994......................       --          --
  Granted.............................................   734,750      $12.31
  Exercised...........................................    (8,372)     $15.14
  Canceled............................................   (99,456)     $14.34
                                                       ---------
Outstanding at December 31, 1995......................   626,922      $11.31
  Granted............................................. 2,073,000      $ 5.72
  Canceled............................................  (489,348)     $10.05
                                                       ---------
Outstanding at December 31, 1996...................... 2,210,574      $ 5.17
  Granted.............................................   395,500      $ 5.24
  Exercised...........................................  (119,899)     $ 5.11
  Canceled............................................  (899,920)     $ 5.25
                                                       ---------
Outstanding at December 31, 1997...................... 1,586,255      $ 5.06
                                                       =========

  Approximately 666,432, 328,772, and 85,881 options outstanding were exercisable as of December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the range of exercise prices under the plan for options exercisable was $4.63--$9.50.

 1993 Director Stock Option Plan

  In February 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan") and reserved 50,000 shares of common stock for issuance thereunder. Under this plan, non-employee directors are granted options to purchase common stock at 100% of fair market value on dates specified in the plan. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In May 1996, the Company's shareholders authorized an additional 50,000 shares for grant under the plan. For the years ended December 31, 1997 and 1996 12,000 and 43,999 shares at a weighted average price of $7.50 and $5.31 per share were granted. At December 31, 1997, 98,665 options with exercise prices of between $5.25 and $16.75 had been granted, of which 4,722 had been exercised, 18,000 were returned to the plan and an additional 33,277 were vested.

 1993 Employee Stock Purchase Plan

  In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1997, 149,399 shares were issued under the Purchase Plan.

 1996 Employee Stock Purchase Plan

  In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. For the years ended December 31, 1997 and 1996 131,235 and 66,019 shares, respectively were sold under the Purchase Plan.

                                   OPTI INC.

 Common Stock Reserved

  At December 31, 1997, the Company has reserved shares of common stock for future issuance as follows:

     1993 Employee Stock Purchase Plan................................       601
     1996 Employee Stock Purchase Plan................................    52,746
     1993 Directors Stock Option Plan.................................    95,278
     1993 Stock Option Plan (including the Evergreen Plan)............ 1,845,960
     1995 Stock Option Plan........................................... 2,371,729
                                                                       ---------
       Totals......................................................... 4,366,314
                                                                       =========

NOTE 5--COMMITMENTS

  The Company leases its facilities under noncancelable operating leases. At December 31, 1997, future minimum commitments related to these leases are as follows (in thousands):

     1998................................................................ $1,993
     1999................................................................  1,987
     2000................................................................  2,072
     2001................................................................  2,157
     2002................................................................  1,492
                                                                          ------
       Total............................................................. $9,701
                                                                          ======

  The Company has entered into an agreement to sub-lease a facility that will reduce its commitment above by approximately $595,000, $621,000, $648,000, $674,000, and $347,000 for the years 1998 through 2002, respectively. This sub-lease is for a facility that the Company has never occupied and will not have a material effect on the Company's financials.

  Rental expense for operating leases amounted to $1,529,000, $1,584,000, and $945,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

  The Company has a $10.0 million unsecured line of credit. The Company is not utilizing the available credit as of December 31, 1997. The credit is available through October 1998 and is subject to certain financial covenants. At December 31, 1997, the Company was in violation of its profitability covenant. The Company has obtained a waiver for this violations through December 31, 1997.

  At December 31, 1997, the Company had noncancelable commitments approximating $1,282,000 with suppliers to provide finished goods and work in process in the normal course of business.

  In 1995, the Company entered into a manufacturing agreement and foundry venture agreement with United Microelectronics Corporation ("UMC"). Under the original terms of the agreements, the Company received an immediate supply of wafers from UMC and the Company committed to invests the equivalent of $30 million in cash for a 5% equity interest in the foundry venture. The Company made a payment of approximately $6.9 million in January 1996 per the original agreement. The terms of the agreement were subsequently changed so that the Company's commitment to invest any additional funds to the venture could have been eliminated and the Company would retain a prorated share of wafer supplies and equity ownership, based on its reduced total investment. The Company based on the economic value of the foundry made an additional investment in December 1997 for approximately $1.6 million, bringing its total investment to approximately $8.5 million. The Company does not have Board of Director or management representation in the foundry venture. Due to the Company's percentage ownership and limited influence on the operations of the foundry venture, the Company has accounted for this investment on a cost basis.

                                   OPTI INC.

  At December 31, 1997, the Company had invested approximately $2 million in a design company focused on power amplification. This investment represents an approximate 11% equity interest in the design company. The investment was accounted for under the cost method of accounting. The design company's losses through December 31, 1997 were not significant.

NOTE 6--CONCENTRATIONS

 Credit Risks and Major Customers

  The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors, no other single customer represented more than 10% of sales in fiscal 1997. The Company sold approximately $27 million of mobile core logic to Compaq and its subcontractors, representing a combined 40% of net sales for that period. In 1996, the Company sold approximately $37 million of chipsets to Compaq and its subcontractors, representing a combined 31% of net sales in that period. In 1995, the Company sold approximately $41 million of chipsets to IBM and its subcontractors, representing approximately 25% of net sales for fiscal 1995. The Company also sold approximately $17 million worth of chipsets to Compaq and its subcontractors, representing approximately 11% of net sales for fiscal 1995. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

  Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 21% of the Company's receivables at December 31, 1997 were with these customers.

 Suppliers

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

 Products

  The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenues. In the first half of 1998, the Company will be highly dependent on continued revenue contributions from its principal notebook product, the Firestar product line. In the second half of 1998, the Company will rely heavily upon the successful product transitions into the next generation of the Firestar product for the notebook and several follow on peripheral products. Any significant shortfall in sales for the Company's current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company's financials.

                                   OPTI INC.

NOTE 7--EXPORT SALES

  Export sales account for a significant portion of the Company's revenues and are summarized by geographic areas as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1997     1996     1995
                                                       ------- -------- --------
     Far East......................................... $60,548 $ 95,317 $ 96,996
     Europe/Other.....................................     220    7,241   26,415
                                                       ------- -------- --------
       Total Export Sales............................. $60,768 $102,558 $123,411
                                                       ======= ======== ========

NOTE 8--BONUSES

  In 1993, the Company adopted the OPTi Inc. Bonus Plan (the "Bonus Plan"). Under the Bonus Plan the maximum aggregate quarterly amount of bonuses, including officers, may not exceed 10% of pre-tax, pre-bonus income for the quarter. The bonus is generally based on the success of the employee in achieving goals and the Company's performance as a whole. The Company recorded bonuses of $1,449,000, $1,156,000, and $460,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which were allocated as shown below (in thousands). Bonuses paid to research and development personnel in 1997 include bonuses to attract and retain high quality engineering talent.

                                                              1997   1996  1995
                                                             ------ ------ ----
     Research and development............................... $  625 $  834 $200
     Selling, general and administrative....................    824    322  260
                                                             ------ ------ ----
                                                             $1,449 $1,156 $460
                                                             ====== ====== ====

NOTE 9--TAXES

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                        1997    1996     1995
                                                       ------  -------  -------
     Federal:
       Current........................................ $ (137) $(3,116) $ 7,141
       Deferred.......................................  9,888   (3,372)  (1,065)
                                                       ------  -------  -------
                                                        9,751   (6,488)   6,076
                                                       ------  -------  -------
     State:
       Current........................................    --      (185)   1,232
       Deferred.......................................    --      (963)  (1,328)
                                                       ------  -------  -------
                                                          --    (1,148)     (96)
                                                       ------  -------  -------
     Foreign:
       Current........................................    121      --       305
       Deferred.......................................    --       --       --
                                                       ------  -------  -------
                                                          121      --       305
                                                       ------  -------  -------
         Total........................................ $9,872  $(7,636) $ 6,285
                                                       ======  =======  =======

                                   OPTI INC.

  A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

                                                       1997    1996     1995
                                                      ------  -------  ------
     Income taxes computed at the federal statutory
      rate........................................... $1,502  $(7,611) $6,137
     State taxes (net of federal benefit)............    --      (746)    (62)
     Alternative minimum taxes.......................     93      --      --
     Valuation reserve movement......................  8,386      699     --
     Foreign Taxes...................................    121      --      --
     Other individually immaterial items.............   (230)      22     210
                                                      ------  -------  ------
                                                      $9,872  $(7,636) $6,285
                                                      ======  =======  ======

  The components of deferred taxes consist of the following (in thousands):

                                                                1997     1996
                                                              --------  -------
     Deferred tax assets:
       Inventory............................................. $  5,355  $ 5,294
       Credit carryforwards..................................    2,066    1,302
       Capitalized research & development costs..............    1,103    1,330
       Accounts receivable reserve...........................      620      496
       Reserve for sales return..............................      159      520
       Net operating loss carryforwards......................    4,889    4,820
       Other individually immaterial items...................      527       68
                                                              --------  -------
         Total deferred tax assets...........................   14,719   13,830
         Valuation Allowance.................................  (12,837)  (2,169)
                                                              --------  -------
                                                                 1,882   11,661
                                                              --------  -------
     Deferred tax liabilities:
       Non-recurring engineering.............................      --       --
       Depreciation..........................................   (1,882)  (1,773)
                                                              --------  -------
         Net deferred tax assets............................. $    --   $ 9,888
                                                              ========  =======

  At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $13.5 million and $4.3 million, respectively, expiring in the years 2001 through 2017. At December 31, 1997, the Company had tax credit carryovers of approximately $700,000 and $800,000 for federal and state purposes, expiring in the years 2007 through 2012. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $841,000 that will not expire.

  The tax benefit associated with exercise of nonqualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997 and $1,470,000 in 1996. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

NOTE 10--EMPLOYEE BENEFIT PLAN

  Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently does not match employee contributions made to the savings plan.

                                   OPTI INC.

NOTE 11--CONTINGENCIES

  In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which named the Company and several of its officers and directors as defendants, alleged violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In December 1997, the Company and its insurance carriers reached a settlement with the plaintiffs in regards to this suit. The Company was responsible for approximately $500,000 of the settlement amount. While, the Company claims no wrongdoing in regards to this matter it believed that the expense and time spend to continue to defend its position would have been more costly than the actual settlement.

  In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor (a subsidiary of Cirrus Logic). The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal Semiconductor. These patents relate to the "Codec" module incorporated in various audio controller devices. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 12--RESTRUCTURING

  During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $1,213,000 which included approximately $140,000 associated with the termination of approximately 30 employees primarily at the Company's headquarters in Milpitas, CA, approximately $335,000 for costs associated with vacating leased facilities, approximately $600,000 for the write-down of capital assets, and approximately $138,000 in other charges. At December 31, 1997 no accrual related to the restructuring activities remained in current liabilities.

NOTE 13--SALE OF AUDIO LINE

  On November 26, 1997 the Company sold some of the assets associated with its audio line, substantially under the terms of the Asset Purchase Agreement dated November 22, 1997, to Creative Technology Ltd., ("Creative"), an unaffiliated, Singapore corporation.

  Under the terms of the Asset Purchase Agreement, the Company transferred to Creative all of the audio line assets except for the accounts receivable and inventory of the line. All liabilities of the audio line were retained by the Company except for certain obligations relating to licensing agreements and a supply contract. At the closing, Creative paid the Company $14,000,000 in cash and received a warrant to purchase 200,000 shares of OPTi's Common Stock at a price of $10.00 per share expiring in 2002. The Company deemed the fair value of the warrant at the time of issuance to be immaterial.

  The Company recognized a net gain of $12.4 million as a result of the sale of the audio line. This gain is derived from the cash proceeds of $14.0 million offset, in part, by expenses of $0.2 million for fixed assets, $0.8 million for inventory write-down, $0.5 million for write-down of prepaid assets, and $0.1 million for legal costs related to the transaction.

  The Company's revenues from the sale of its audio products represents approximately 28% and 27% of the Company's revenues in 1996 and the first nine months of 1997, respectively. Fourteen million dollars of the purchase price, paid in cash, is being used by the Company to fund its daily activities; however, by seeking the Audio line, the Company loses a significant source of continued revenue.

                                   OPTI INC.

NOTE 14--SUBSEQUENT EVENTS (UNAUDITED)

  On February 3, 1998 the Company announced that due to the difficulties that it had been experiencing over the past couple of years that the Board of directors of the Company has determined that it would retain the services of an investment banker to advise the Company on the best course of action. Such plans are expected to involve finding a purchaser for the Company or selling off the operating businesses and assets followed by the distribution of funds to shareholders. On February 23, 1998, the Company announced to it had retained the services of UBS Securities as its investment banker to execute the plan of action.

  In an effort to retain the employees as it attempts to sale the Company or its operating businesses, the Company on February 27, 1998, offered accelerated vesting to its employees. Non-officer and director level employees that are part of a business line that is involved in a transaction will receive full vesting of their respective OPTi stock options if one of the two conditions are met: They are not offered a job by the acquiring company and are terminated by OPTi or they accept an offer from the acquiring company and do not voluntarily terminate employment with the acquirer for sixty days. Directors will receive an additional twelve months vesting of stock options based on the same conditions.

                                   OPTI INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 ADDITIONS
                                        BALANCE  CHARGED TO             BALANCE
                                       BEGINNING COSTS AND              AT END
                                       OF PERIOD  EXPENSES  DEDUCTIONS OF PERIOD
                                       --------- ---------- ---------- ---------
Year ended December 31, 1995
  Allowance for doubtful accounts.....  $  500      $350       --       $  850
Year ended December 31, 1996
  Allowance for doubtful accounts.....  $  850      $425       --       $1,275
Year ended December 31, 1997
  Allowance for doubtful accounts.....  $1,275      $325       --       $1,600