Form 10-K/A
period 1997-12-31
OPTI INC
filed 1998-04-30
CIK 899297

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

  The purpose of this Amendment is to file Items 10-13.

===============================================================================

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of April 28, 1998 were as follows:

             NAME              AGE         POSITION WITH THE COMPANY
             ----              ---         -------------------------
 Jerry Chang.................  45  Chief Executive Officer, Chairman of the
                                   Board
 Michael Mazzoni.............  35  Chief Financial Officer and Secretary
 Stephen A. Dukker...........  45  Director
 Tor R. Braham (1)...........  40  Director
 Bernard T. Marren (1).......  62  Director
 Kapil K. Nanda (1)..........  52  Director

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

  Michael Mazzoni was appointed Chief Financial Officer of the Company in January 1998. Mr. Mazzoni joined OPTi in October 1993 as Manager, Investor Relations and has served as Corporate Controller since mid 1995. Prior to joining the Company, he served in various accounting positions at Everex Systems, Inc., a personal computer manufacturer from April 1992 to October 1993, with his last position being Corporate Controller. From March 1986 to March 1992, Mr. Mazzoni was employed at Santa Cruz Operation. Inc. ("SCO") in various treasury, accounting and finance positions. At the time of his departure from SCO he was serving as Manager, Corporate Finance.

  Stephen A. Dukker was elected as a director of the Company in January 1993. He currently is employed at Computer City as Senior Vice President, Merchandising where he has been employed since October 1997. He served as President of the Company from January of 1996 to October 1997. From May 1994 to mid 1995, Mr. Dukker served as President of VideoLogic, Inc., a supplier of video and graphics add-on boards. From June 1991 through October 1993, he served as a Senior Vice President of CompUSA, Inc., a chain of discount computer superstores. During that time he was also a member of the Executive Committee of CompUSA and President of its Compudyne Computer manufacturing and mail order subsidiaries. Prior to joining CompUSA, Mr. Dukker was President of PC Brand, Inc., a manufacturer and mail order distributor of PC products from January 1988 to May 1991.

  Tor R. Braham was elected as a director in January 1993. Mr. Braham is currently employed at UBS Securities as Managing Director of Mergers and Acquisition in the Technology department. Prior to UBS, Mr Braham was a partner in the law firm of Wilson, Sonsini, Goodrich & Rosati where he was employed from 1984 to November 1997. Mr. Braham received a B.A. from Columbia College in 1979 and a J.D. from New York University School of Law in 1982. Mr. Braham is also a member of the Board of Directors of Smart Modular Technologies, Inc., a manufacturer of memory products, and 3Dlabs Inc., a manufacturer of high end 3D graphic semiconductor devices.

  Bernard T. Marren was elected as a director in May 1996. Mr. Marren has been Chairman and Chief Executive Officer of Die Enhancements, a processor of silicon wafers to produce fully tested die for the multi-chip module market, since 1994. From 1977 to 1994, Mr. Marren founded and served as President of Western Microtechnology Inc., a distributor of electronic systems and semiconductor devices. From 1972 to 1976, Mr. Marren was an employee of American Microsystems.

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

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities , to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC") and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

  Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the Last Fiscal Year, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 1997, 1996, 1995 to Jerry Chang, Stephen Dukker, David Zacarias and Patrick Ang (the "Named Officers"). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

                                                       LONG-TERM
                                                      COMPENSATION
                                ANNUAL COMPENSATION      AWARDS
                         FISCAL -------------------- --------------  ALL OTHER
                          YEAR  SALARY ($) BONUS ($) OPTIONS (#)(5) COMPENSATION
                         ------ ---------- --------- -------------- ------------
Jerry Chang.............  1997   209,747     16,450         --            --
 Chief Executive Officer  1996   193,128     15,385     150,000           --
 and President            1996   171,384        168      20,000           --

Stephen Dukker (1)......  1997   166,666     41,667         --            --
 President                1996   193,205     47,916     152,000        22,834(2)
                          1995       --         --          --            --

David Zacarias (3)......  1997   209,747     16,450         --            --
 Chief Operating &        1996   193,128     28,655      90,000           --
 Financial Officer        1995   170,634        168      20,000           --

Patrick Ang (4).........  1997   124,693        --          --            --
 President, NetMedia      1996   129,000    125,000     100,000           --
                          1995   107,103    160,000      40,000           --

--------
(1) On October 31, 1997, Mr. Dukker resigned from his position as President of the Company.

(2) Represents consulting fees paid to Mr. Dukker prior to his joining the Company as President in January 1996.

(3) On January 30, 1998, Mr. Zacarias resigned from his position as Chief Operating and Financial Officer.

(4) On November 26, 1997, Mr. Ang resigned from the Company as part of the asset transaction with Creative Technologies, Ltd.

(5) Does not include options granted to Messrs. Chang, Dukker, Zacarias, and Ang to purchase from the Company 73,750, 14,750, 14,750 and 14,750 shares (post split), respectively, of Common Stock of Tripath Technology, Inc., a private California corporation. These shares were issued as four year options on November 7, 1996.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table provides information with respect to options granted in the Last Fiscal Year to the Named Officers.

                                                                                    POTENTIAL
                                                                                   REALIZABLE
                                           INDIVIDUAL GRANTS                     VALUE AT ASSUMED
                         ------------------------------------------------------   ANNUAL RATES
                           SHARES OF      PERCENT OF                             OF STOCK PRICE
                          COMMON STOCK   TOTAL OPTIONS                          APPRECIATION FOR
                           UNDERLYING     GRANTED TO                             OPTION TERM (3)
                            OPTIONS      EMPLOYEES IN     EXERCISE   EXPIRATION -----------------
          NAME           GRANTED (#)(1) FISCAL YEAR (2) PRICE ($/SH)    DATE       5%      10%
          ----           -------------- --------------- ------------ ----------    --      ---
Jerry Chang.............      --              --            --          --           --       --
Stephen Dukker..........      --              --            --          --           --       --
David Zacarias..........      --              --            --          --           --       --
Patrick Ang.............      --              --            --          --           --       --

--------
(1) All options to Named Officers are granted under the Company's 1993 Stock Option Plan at an exercise price equal to the fair market value on the date of grant. These stock options vest and become exercisable as to 1/8 of the shares beginning six (6) months following the vesting commencement date and as to 1/48 of the shares on the first day of each month thereafter. Under the terms of the Option Plan, the option plan administrator retains the discretion, subject to certain limitations within the plan, to modify, extend, renew or accelerate the vesting of options and to reprice outstanding options. In particular, subject to Board approval, the stock plan administrator may reduce the exercise price of an option to the current fair market price of the underlying stock if the price of such stock has declined since the date on which the option was granted.

(2) Based on 525,500 options granted to employees during the Last Fiscal Year under the 1993 and 1995 Stock Option Plan(s).

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

  The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Officers and the value of such officer's unexercised options at December 31, 1997.

                                                                            TOTAL VALUE OF
                                                TOTAL NUMBER OF         UNEXERCISABLE IN-THE-
                                             UNEXERCISED OPTIONS AT    MONEY-OPTIONS AT FISCAL
                                              FISCAL YEAR END (#)          YEAR END ($)(1)
                          SHARES   VALUE   -------------------------- --------------------------
NAME                     ACQ EXER REALIZED EXERCISEABLE UNEXERCISABLE EXERCISEABLE UNEXERCISABLE
----                     -------- -------- ------------ ------------- ------------ -------------
Jerry Chang.............   --       --       498,748       108,751     2,560,873      204,715
Stephen Dukker..........   --       --        77,278        83,333       124,105      139,250
David Zacarias..........   --       --       150,458        73,542       186,247      122,828
Patrick Ang.............   --       --        82,196            --       136,308           --

--------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 31, 1997 on the Nasdaq National Market, minus the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following nominee table sets forth the beneficial ownership of Common Stock of the Company as of April 27, 1998 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading "EXECUTIVE COMPENSATION--Summary Compensation Table"; (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shares voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of April 27, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (one shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company's principal executive offices. A total of 13,338,747 shares of the Company's Common Stock were issued and outstanding as of April 27, 1998.

                                                         SHARES BENEFICIALLY
                                                                OWNED
                                                         -----------------------
NAME                                                       NUMBER     PERCENT
----                                                     ------------ ----------
Jerry Chang (1).........................................    1,119,999      8.4%
Stephen Dukker (2)......................................      101,000        *
Tor R. Braham (3).......................................       23,333        *
Bernard T. Marren (4)...................................       17,666        *
Kapil K. Nanda (5)......................................        7,666        *
David Zacarias..........................................      160,609      1.2%
Patrick Ang.............................................       82,196        *
Michael Mazzoni (6).....................................       37,437        *
Caxton International....................................      814,500      6.1%
Schaenen Fox Capital Management LLC.....................      985,000      7.4%
All Directors and Executive Officers as a group
 (6 persons) (7)........................................    1,307,101      9.8%

--------
 *  Represents less than one percent.

(1) Includes 519,998 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(2) Includes 15,834 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(3) Includes 23,333 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(4) Includes 7,666 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(5) Includes 7,666 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(6) Includes 37,437 shares subject to stock options exercisable as of April 27, 1998 or within sixty (60) days thereafter.

(7) Includes shares pursuant to noters (1), (2), (3), (4), (5), and (6). Excludes shares beneficially owned by Mr. Zacarias and Mr. Ang who were officers during the Last Fiscal Year but are neither a director nor an executive officer of the Company on April 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In February 1993, the Company established a compensation committee of the Board of Directors which currently consists of Mr. Braham, Mr. Marren and Mr. Nanda. Mr. Braham is a Managing Director at UBS Securities, an investment bank, which was retained by the Company on February 23, 1998. Prior to taking his position at UBS Securities, Mr. Braham was a member of Wilson Sonsini Goodrich & Rosati, P.C., a law firm that represents the Company.

CERTAIN TRANSACTIONS

  The Company's policy is that it will not make loans to, or enter into other transactions with, directors, officers or affiliates unless such loans or transactions are (i) approved by a majority of the Company's independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arm's length transactions with unaffiliated third parties.

  The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by California law.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF MILPITAS, STATE OF CALIFORNIA ON THE 30TH DAY OF APRIL 1998.

                                          OPTi Inc.


                                          By       /s/ Michael Mazzoni
                                            ----------------------------------
                                                       MICHAEL MAZZONI
                                                   CHIEF FINANCIAL OFFICER