Form 10-Q
period 1998-03-31
OPTI INC
filed 1998-05-15
CIK 899297

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           _________________________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March  31, 1998

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

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


   The number of shares outstanding of the registrant's common stock as of
                         March 31, 1998 was 13,335,247

================================================================================

                                  OPTI, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     INDEX

PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
   Item 1.  Financial Statements
            a) Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1998 and 1997..........   3

            b) Condensed Consolidated Balance Sheets
               as of March 31, 1998 and December 31, 1997..................   4

            c) Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1998 and 1997..........   5

            d) Notes to Condensed Consolidated Financial Statements........ 6-7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 8-9


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................  10

   Item 2.  Changes in Securities..........................................  10

   Item 3.  Defaults on Senior Securities..................................  10

   Item 4.  Submission of Matters to a Vote of Shareholders................  10

   Item 6.  Exhibits and Reports on Form 8-K...............................  10

SIGNATURES.................................................................  11

                                  OPTI  INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                 ------------------------------------------
                                                                   1998                              1997
                                                                 --------                         ---------
                                                                    (000's omitted, except per share data)
Net Sales.......................................................   $9,845                           $23,621

Costs and expenses:
  Cost of sales.................................................    7,381                            17,417
  Research and development......................................    2,363                             3,188
  Selling, general, and
    administrative..............................................    2,998                             3,971
                                                                 --------                           -------
Total costs and expenses........................................   12,742                            24,576
                                                                 --------                           -------
Operating loss..................................................   (2,897)                             (955)
Interest and other income, net..................................    1,067                               559
                                                                 --------                           -------
Loss before benefit
  of income taxes...............................................   (1,830)                             (396)
Benefit of income taxes.........................................       --                              (137)
                                                                 --------                           -------
Net loss........................................................  ($1,830)                            ($259)
                                                                 ========                           =======
  Basic net loss per share......................................   ($0.14)                           ($0.02)
                                                                 ========                           =======
  Shares used in computing basic
        per share amounts.......................................   13,191                            12,686
                                                                 ========                           =======
  Diluted net loss per share....................................   ($0.14)                           ($0.02)
                                                                 ========                           =======
  Shares used in computing diluted
        per share amounts.......................................   13,191                            12,686
                                                                 ========                           =======

                            See accompanying notes.

                                  OPTI  INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 31,           December 31,
                                                           1998                 1997
                                                       -----------          ------------
                                                       (Unaudited)          (See Note 1)
ASSETS
                                                             (000's omitted)
 Current assets
   Cash, cash equivalents and
       short-term investments.........................    $70,768              $72,508
   Accounts receivable, net...........................      8,744               11,782
   Inventories........................................      2,092                5,017
   Other current assets...............................        976                1,472
                                                         --------             --------
      Total current assets............................     82,580               90,779

 Property and equipment, net..........................      9,644               11,047
 Other assets.........................................      9,671                9,789
                                                         --------             --------
      Total assets....................................   $101,895             $111,615
                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable...................................     $2,514              $11,171
   Other current liabilities..........................      4,123                4,248
                                                         --------             --------
      Total current liabilities.......................      6,637               15,419

 Long term liabilities
   Long-term obligations under capital lease..........      3,254                3,473

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares -- 5,000
     No shares issued or outstanding..................         --                   --
   Common stock, no par value:
     Authorized shares -- 50,000
     Issued and outstanding shares -- 13,335 in 1998
     13,126 in 1997...................................     59,734               58,623
   Retained earnings..................................     32,270               34,100
                                                         --------             --------
      Total shareholders' equity......................     92,004               92,723
                                                         --------             --------
      Total liabilities and shareholders'
        equity........................................   $101,895             $111,615
                                                         ========             ========



Note 1 - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTI  INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three months Ended March 31,
                                                1998                              1997
                                              --------------------------------------------
                                                           (000's omitted)
OPERATING ACTIVITIES:

  Net loss....................................  ($1,830)                          ($259)
  Adjustments:
    Depreciation..............................    1,474                           1,284
    Amortization..............................      123                             135
    Changes in assets and liabilities:
      Accounts receivable.....................    3,038                           2,333
      Inventories.............................    2,925                          (1,724)
      Other assets............................      491                             264
      Accounts payable........................   (8,657)                            468
      Other current liabilities...............     (125)                           (373)
                                                -------                         -------
          Net cash provided by (used in)
           operating activities...............   (2,561)                          2,128

INVESTING ACTIVITES:

  Purchase of property and equipment..........      (71)                           (485)

FINANCING ACTIVITIES:

  Net proceeds from sale of common stock......    1,111                             133
  Payment of long-term liabilities............     (219)                           (237)
                                                -------                         -------
          Net cash provided by (used in)
           financing activities...............      892                            (104)
                                                -------                         -------
  Net increase (decrease) in
   cash and cash equivalents..................   (1,740)                          1,539
  Cash, cash equivalents, and short-term
   investments beginning of period............   72,508                          56,372
                                                -------                         -------
  Cash, cash equivalents, and short-term
   investments end of period..................  $70,768                         $57,911
                                                =======                         =======

                            See accompanying notes.

                                   OPTI INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998

1.  BASIS OF PRESENTATION
-------------------------

  The information at March 31, 1998 and 1997 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997. During the quarter ended March 31, 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, Comprehensive
Income ("FAS 130").   The Company as of March 31, 1998 does not have any
Comprehensive Income to discuss.


2.  NET LOSS PER SHARE
----------------------

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128"), which the Company adopted on December 31, 1997. FAS 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to FAS 128 requirements.


3. INVESTMENT IN DEBT AND EQUITY SECURITIES
-------------------------------------------

  The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash
equivalents.   At March 31, 1998, the Company had approximately $8.8 million in high quality, auction rate preferred securities with reset dates within sixty days. At March 31, 1998, all securities are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the first quarter of 1998 as all investments were held to maturity during the period. At March 31, 1998, the fair value of the securities approximates cost.


4.  INVENTORIES
---------------

  Inventories consist of finished goods and work in process :

     (in thousands)       March 31, 1998    December 31, 1997
                          ---------------    -----------------

     Finished Goods           $  743               $2,508
     Work in process           1,349                2,509
                              ------               ------
                              $2,092               $5,017
                              ------               ------

5. LITIGATION
-------------

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


7. TAXES
--------

The Company recorded no tax benefit during the first quarter of 1998 and a benefit of 34.6% for the first quarter of 1997. The 1998 benefit rate is less than the 1997 rate and the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


8.  COMPANY ANNOUNCEMENTS
-------------------------

On February 3, 1998 the Company announced that due to the difficulties that it had been experiencing over the past couple of years that the Board of Directors of the Company has determined that it would retain the services of an investment banker to advise the Company on the best course of action. Such plans are expected to involve finding a purchaser for the Company or selling off certain of the operating businesses and assets followed by the distribution of funds to shareholders. On February 23, 1998, the Company announced that it had retained the services of UBS Securities as its investment banker to execute the plan of action.

9.  STOCK OPTIONS
-----------------

In an effort to retain the employees as it attempts to sale the Company or its operating businesses, the Company on February 27, 1998, offered accelerated vesting to its employees. Non-officer and director level employees that are part of a business line that is involved in a transaction will receive full vesting of their respective OPTi Inc. stock options if one of the two following conditions are met: They are not offered a job by the acquiring company and are terminated by OPTi or they accept an offer from the acquiring company and do not voluntarily terminate employment with the acquirer for sixty days. Director level and above will receive an additional twelve months vesting of stock options based on the same conditions.

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

  For the quarter ended March 31, 1998, the Company reported net sales of $9,845,000, as compared to net sales of $23,621,000 for the quarter ended March 31, 1997. This decrease in net sales is due primarily to reductions in sales for both the Company's audio controller chips, for which the Company no longer has a continuing audio line, and core logic chipsets.

  Cost of sales for the quarter ended March 31, 1998 decreased to $7,381,000 which resulted in a gross margin of approximately 25.0%, as compared to $17,417,000, which resulted in a gross margin of approximately 26.3% for the quarter ended March 31, 1997. This decrease in gross margin for the three months ended March 31, 1998 as compared to the similar period ended March 31, 1997 is primarily due to higher fixed costs being applied to a much lower net sales number during the quarter.

  Research and development costs decreased to $2,363,000 for the quarter ended March 31, 1998, as compared with $3,188,000 for the quarter ended March 31, 1997. This decrease is primarily attributable to reduced headcount related expenses, due to the sale of the audio research and development group, and decreasing costs for non-employee related expenses for new product development.

  Selling, general, and administrative costs were $2,998,000 in the quarter ended March 31, 1998 as compared with $3,971,000 in the comparable period of 1997. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower employee related expenses due to lower marketing headcount after the sale of the audio group.

  Interest and other income, net was $1,067,000 and $559,000 for the quarters ended March 31, 1998 and 1997, respectively. This increase is primarily due to higher levels of cash and higher interest rates during 1998 as compared to the corresponding period of the prior year, as well as, a one time benefit during the March 1998 quarter of approximately $200,000 for the settlement of a dispute with a customer.

  The Company recorded no tax benefit during the first quarter of 1998 and a benefit of 34.6% for the first quarter of 1997. The 1998 benefit rate is less than the 1997 rate and the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets.

  The Company currently believes that its net sales will decrease in the second quarter of 1998 as compared with the first quarter of 1998. This anticipated decrease in net sales for the second quarter as compared to the first quarter will be primarily attributable to the expected reduction in the Company sales of audio controller products. During the first quarter of 1998, approximately 25% of the Company's net sales were related to older inventory of audio controller devices, mainly the 82c931, not included in the sale of the audio technology to Creative Technology Ltd.. At the end of the first quarter, the Company's inventory in this product was insignificant and therefore the sales in the second quarter of audio devices will also be insignificant. The Company also anticipates that its net operating loss for the second quarter of 1998 will be greater than the operating loss reported in the first quarter of 1998. This anticipated increase in the net operating loss in the second quarter is expected to result from lower net sales and its effect on the Company's gross margin for the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents, and short-term investments were $70,768,000 at March
31, 1998 down from $72,508,000 at December 31, 1997.   Working capital for the
same period increased to $75,943,000 from $75,360,000 at December 31, 1997. During the first three months of 1998, operating activities used $2.5 million of cash. Cash used in operations was primarily due to an $8.7 million reduction in accounts payable related to a reduction in inventories, and the net loss adjusted for non cash items, partially offset by, a $3.0 million decrease in accounts receivable, a result of decreased sales, and a $2.9 million decrease in inventories caused by a reduction in inventory purchased. In addition, investing activities related to capital equipment used $0.1 million and financing activities, primarily related to proceeds from Common Stock provided $0.9 million of cash during the three month period ended March 31, 1998.

  At March 31, 1998 the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $70.8 million and working capital of approximately $75.9 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
        Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (a) Exhibits:
            27 Financial Data Schedule
        (b) Reports on Form 8-K:
            The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OPTi Inc.


Date:  5/15/98                          By:  \s\  Michael Mazzoni
                                           ------------------------
                                                  Michael Mazzoni
                                        Signing on behalf of the Registrant and
                                             as Chief Financial Officer