Form 10-Q
period 1998-06-30
OPTI INC
filed 1998-08-14
CIK 899297

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to _________

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

The number of shares outstanding of the registrant's common stock as of June 30,
                              1998 was 13,069,927

================================================================================

                                   OPTi, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          Page
                                                                            ----
              a) Condensed Consolidated Statements of Operations for the       3
                 three months and six months ended June 30, 1998 and 1997

              b) Condensed Consolidated Balance Sheets                         4
                 as of June 30, 1998 and December 31, 1997

              c) Condensed Consolidated Statements of Cash Flows               5
                 for the six months ended June 30, 1998 and 1997

              d) Notes to Condensed Consolidated Financial Statements        6-7


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8-9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               10

     Item 2.  Changes in Securities                                           10

     Item 3.  Defaults on Senior Securities                                   10

     Item 4.  Submission of Matters to a Vote of Shareholders                 10

     Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                    11

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                 June 30,
                                              --------------------------------        ---------------------------------
                                               1998                      1997           1998                      1997
                                              ------                   -------        -------                   -------
                                                                (000's omitted, except per share data)
Net Sales                                    $ 8,632                   $15,394        $18,477                   $39,015

Costs and expenses:
  Cost of sales                                6,201                    11,911         13,582                    29,328
  Research and development                     2,856                     3,647          5,219                     6,835
  Selling, general, and
    administrative                             2,497                     3,792          5,495                     7,763
  Restructuring                                   --                     1,213             --                     1,213
                                             -------                   -------        -------                   -------
Total costs and expenses                      11,554                    20,563         24,296                    45,139
                                             -------                   -------        -------                   -------
Operating loss                                (2,922)                   (5,169)        (5,819)                   (6,124)
Interest and other income, net                   859                       752          1,926                     1,311
                                             -------                   -------        -------                   -------
Loss before income
  tax benefit                                 (2,063)                   (4,417)        (3,893)                   (4,813)
Income tax benefit                                --                        --             --                      (137)
                                             -------                   -------        -------                   -------
Net loss                                     $(2,063)                  $(4,417)       $(3,893)                  $(4,676)

  Basic and diluted net loss per share       $ (0.15)                  $ (0.35)       $ (0.29)                  $ (0.37)
                                             =======                   =======        =======                   =======

  Shares used in computing basic and
       diluted per share amounts              13,390                    12,750         13,291                    12,718
                                             =======                   =======        =======                   =======

                            See accompanying notes.

                                  OPTi  Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       June 30,           December 31,
                                                         1998                 1997
                                                    ------------         -------------
                                                     (Unaudited)          (See Note 1)
ASSETS
                                                                  (000's omitted)
 Current assets

   Cash and cash equivalents                              $65,457             $ 63,832
   Short-term investments                                  $8,924               $8,676
   Accounts receivable, net                                 4,881               11,782
   Inventories                                              1,401                5,017
   Other current assets                                     1,896                1,472
                                                          -------             --------
      Total current assets                                 82,559               90,779

 Property and equipment, net                                7,793               11,047
 Other assets                                               9,556                9,789
                                                          -------             --------

      Total assets                                        $99,908             $111,615
                                                          =======             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                        $5,345             $ 11,171
   Other current liabilities                                4,441                4,248
                                                          -------             --------
      Total current liabilities                             9,786               15,419

 Long term liabilities
   Long-term obligations under capital lease                2,958                3,473

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares -- 5,000
     No shares issued or outstanding                          ---                  ---
   Common stock, no par value:
     Authorized shares -- 50,000
     Issued and outstanding shares -- 13,070 in 1998
     13,126 in 1997                                        56,957               58,623
   Retained earnings                                       30,207               34,100
                                                          -------             --------
      Total shareholders' equity                           87,164               92,723
                                                          -------             --------
      Total liabilities and shareholders'
        equity                                            $99,908             $111,615
                                                          =======             ========

Note 1 - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six months Ended June 30,
                                              1998                                1997
                                           ----------------------------------------------
                                                           (000's omitted)
OPERATING ACTIVITIES:
  Net loss                                   $ (3,893)                           $ (4,676)
  Adjustments:
    Depreciation                                3,586                               2,717
    Amortization                                  250                                 258
    Changes in assets and liabilities:
      Accounts receivable                       6,901                               7,343
      Inventories                               3,616                              (4,361)
      Other assets                               (441)                                 21
      Accounts payable                         (5,826)                                370
      Other current liabilities                   193                                 766
                                             --------                            --------
          Net cash provided by
           operating activities                 4,386                               2,438

INVESTING ACTIVITIES:
  Purchase of property and equipment             (332)                               (911)
  Short-term investments                         (248)                                 --
                                             --------                            --------
         Net cash used in
         investing activities                    (580)                               (911)
                                             --------                            --------
FINANCING ACTIVITIES:
  Stock Repurchases                            (5,032)                                 --
  Net proceeds from sale of common stock        3,366                                 446
  Payment of long-term liabilities               (515)                               (580)
                                             --------                            --------
          Net cash used in
           financing activities                (2,181)                               (134)
                                             --------                            --------
  Net increase in cash and cash
   equivalents                                  1,625                               1,393

  Cash and cash equivalents
    beginning of period                        63,832                              56,372
                                             --------                            --------
  Cash and cash equivalents
   end of period                             $ 65,457                            $ 57,765
                                             ========                            ========

                            See accompanying notes.

                                  OPTi INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

1.  BASIS OF PRESENTATION
-------------------------

  The information at June 30, 1998 and 1997 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997. During the quarter ended March 31, 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, Comprehensive
Income ("FAS 130").   The Company had no differences between reported net loss
and comprehensive loss for any of the periods presented.

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

3. INVESTMENT IN DEBT AND EQUITY SECURITIES
-------------------------------------------

  The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash
equivalents.   At June 30, 1998, the Company had approximately $8.9 million in high quality, auction rate preferred securities with reset dates within sixty days. At June 30, 1998, all securities are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the first quarter of 1998 as all investments were held to maturity during the period. At June 30, 1998, the fair value of the securities approximates cost.

4.  INVENTORIES
---------------

  Inventories consist of finished goods and work in process :

     (in thousands)                   June 30, 1998    December 31, 1997
                                     --------------    -----------------


     Finished Goods                       $  767              $2,508
     Work in process                         664               2,509
                                          ------              ------
                                          $1,401              $5,017
                                          ======              ======

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

7. TAXES
--------

     The Company recorded no tax benefit during the second quarter of 1998 and 1997. The 1998 and 1997 benefit rate is less than the the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

8.  COMPANY ANNOUNCEMENTS
-------------------------

     On May 15, 1998 Jerry Chang, CEO/President and Chairman of the Board of OPTi, resigned from the Company and as a member of the Board.

9.  REPURCHASES OF SHARES
-------------------------

On June 2, 1998 the Company announced that it intended to repurchase through the open market an amount up to twenty-five percent of its outstanding shares. The purpose of the stock repurchase program is to maximize shareholder value and return a portion of accumulated cash to shareholders of the Company. The Company anticipates that it will attempt to repurchase up to 3,400,000 shares of its outstanding stock in the open market from time to time depending on market conditions, share price, and other factors.

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

 For the quarter ended June 30, 1998, the Company reported net sales of $8,632,000, as compared to net sales of $15,394,000 for the quarter ended June 30, 1997. Net sales for the six month periods ending June 30, 1998 and 1997 were $18,477,000 and $39,015,000, respectively. This decrease in net sales for both the three month and six month periods ending June 30, 1998 is due primarily to reductions in sales for both the Company's audio controller chips, for which the Company no longer has a continuing audio line after its sale of that division to Creative Technology Ltd., and core logic chipsets.

 Cost of sales for the quarter ended June 30, 1998 decreased to $6,201,000 which resulted in a gross margin of approximately 28.2%, as compared to $11,911,000, which resulted in a gross margin of approximately 22.6% for the quarter ended June 30, 1997. Cost of sales for the first six months of 1998 was $13,582,000, which resulted in a gross margin of approximately 26.5% as compared with $29,328,000, or a gross margin of 24.8%. This increase in gross margin as a percentage of sales for the three month and six month periods ended June 30, 1998 as compared to the similar periods ended June 30, 1997 is primarily due to reduced wafer pricing and benefits from product mix changes.

  Research and development costs decreased to $2,856,000 for the quarter ended June 30, 1998, as compared with $3,647,000 for the quarter ended June 30, 1997. For the first six months of 1998 research and development expenses decreased to $5,219,000, as compared to $6,835,000, for the comparable period of 1997. This decrease is primarily attributable to reduced headcount related expenses, due to the sale of the audio research and development group, and decreasing costs for non-employee related expenses for new product development.

 Selling, general, and administrative costs were $2,497,000 in the quarter ended June 30, 1998 as compared with $3,792,000 in the comparable period of 1997, and were $5,219,000 for the first six months of 1998 as compared to $6,835,000, for the first six months of 1997. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower employee related expenses due to lower marketing and sales headcount after the sale of the audio group.

 During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $1,213,000 and included reducing headcount and reducing the value of certain assets.

 Interest and other income, net was $859,000 and $752,000 for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998, interest and other income, net was $1,926,000, as compared with $1,311,000, for the comparable period of 1997. This increase is primarily due to higher levels of cash and higher interest rates during 1998 as compared to the corresponding periods of the prior year, as well as a one time benefit during the quarter ending March 1998 of approximately $200,000 for the settlement of a dispute with a customer. Interest income will decrease starting in the third quarter of 1998 due to lower levels of cash as a result of the Company's stock repurchase program which was initiated on June 2, 1998.

 The Company recorded no tax benefit during the second quarters of either 1998 or 1997.

 The Company currently believes that its net sales for the third quarter of 1998 will be comparable to those of the second quarter of this year. The Company also anticipates that its net operating loss for the third quarter of 1998 will be comparable to the operating loss reported in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

 Cash, cash equivalents, and short-term investments were $65,457,000 at June 30,
1998 up from $63,832,000 at December 31, 1997.   Working capital for the same
period decreased to $72,773,000 from $75,360,000 at December 31, 1997. During the first six months of 1998, operating activities provided $4.4 million of cash. Cash provided in operations was primarily due to a $6.9 million reduction in accounts receivable, and a $3.6 million decrease in inventories caused by a reduction in inventory purchased, partially offset by a $5.8 million decrease in accounts payable, caused by a decrease in inventory purchases. In addition, investing activities related to capital equipment and short-term investments used $0.6 million and financing activities used $2.2 million. The latter was primarily related to a stock repurchase program of $5.0 million initiated by the Company on June 2, 1998, as part of its ongoing effort to return value to shareholders and payment of long-term liabilities of $0.5 million and was, partially offset by $3.4 million in proceeds from the sale of Common Stock during the six month period ended June 30, 1998.

 At June 30, 1998 the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $74.4 million and working capital of approximately $72.8 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
        Not applicable and has been omitted.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.
        (a) Exhibits:
            27 Financial Data Schedule
        (b) Reports on Form 8-K:
            The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             OPTi Inc.


     Date:  8/14/98          By:  \s\  Michael Mazzoni
                                  --------------------
                                       Michael Mazzoni
                             Signing on behalf of the Registrant and as
                               Chief Financial Officer