Form 10-Q
period 1998-09-30
OPTI INC
filed 1998-11-13
CIK 899297

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

                         -----------------------------

                        Commission File Number 0-21422
                                   OPTi INC.
            (Exact name of registrant as specified in this charter)


     CALIFORNIA                                         77-0220697
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporated or organization)                      Identification No.)


     1440 MCCARTHY BLVD  MILPITAS, CALIFORNIA         95035
     (Address of principal executive office)          (Zip Code)


      Registrant's telephone number, including area code  (408) 486-8000


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


    The number of shares outstanding of the registrant's common stock as of
                       September 30, 1998 was 10,800,429

===============================================================================

                                   OPTi INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
              a) Condensed Consolidated Statements of Operations                   3
                 for the three months and nine months ended
                 September 30, 1998 and 1997

              b) Condensed Consolidated Balance Sheets                             4
                 as of September 30, 1998 and December 31, 1997

              c) Condensed Consolidated Statements of Cash Flows                   5
                 for the nine months ended September 30, 1998 and 1997

              d) Notes to Condensed Consolidated Financial Statements            6-7


     Item 2.  Management's Discussion and Analysis of Financial Condition and    8-12
              Results of Operations


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   13

     Item 2.  Changes in Securities                                               13

     Item 3.  Defaults upon Senior Securities                                     13

     Item 4.  Submission of Matters to a Vote of Shareholders                     13

     Item 5.  Other Information                                                   13

     Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                        14

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                         -----------------------------         -----------------------------
                                             1998              1997               1998               1997
                                         -----------       -----------         -----------       -----------
                                                        (000's omitted, except per share data)
Net Sales                                    $10,764           $15,196             $29,241           $54,211

Costs and expenses:
  Cost of sales                                6,530            11,251              20,112            40,579
  Research and development                     2,464             3,039               7,683             9,874
  Selling, general, and
    administrative                             2,479             3,685               7,974            11,448
  Restructuring                                 ----              ----                ----             1,213
                                         -----------       -----------         -----------       -----------
Total costs and expenses                      11,473            17,975              35,769            63,114
                                         -----------       -----------         -----------       -----------
Operating loss                                  (709)           (2,779)             (6,528)           (8,903)
Interest and other income, net                   795               676               2,721             1,987
                                         -----------       -----------         -----------       -----------
Income/(Loss) before income
  tax Provision/Benefit                           86            (2,103)             (3,807)           (6,916)
Income tax Provision/(Benefit)                   244              ----                 244              (137)
                                         -----------       -----------         -----------       -----------

Net loss                                       ($158)          ($2,103)            ($4,051)          ($6,779)
                                         ============      ===========         ===========       ===========

  Basic and diluted net loss per share        ($0.01)           ($0.16)             ($0.32)           ($0.53)
                                         ============      ===========         ===========       ===========

  Shares used in computing basic and
    diluted per share amounts                  11,399           12,851              12,660            12,762
                                         ============      ===========         ===========       ===========

                            See accompanying notes.

                                  OPTi  Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    September 30,         December 31,
                                                         1998                 1997
                                                     (Unaudited)          (See Note 1)
                                                   ---------------     ----------------
ASSETS
                                                                  (000's omitted)
 Current assets

   Cash and cash equivalents                              $54,769              $63,832
   Short-term investments                                   4,250                8,676
   Accounts receivable, net                                 3,341               11,782
   Inventories                                              1,325                5,017
   Other current assets                                     1,136                1,472
                                                          -------             --------
      Total current assets                                 64,821               90,779

 Property and equipment, net                                6,291               11,047
 Other assets                                               9,664                9,789
                                                          -------             --------
      Total assets                                        $80,776             $111,615
                                                          =======             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                        $4,058              $11,171
   Other current liabilities                                4,645                4,248
                                                          -------             --------
      Total current liabilities                             8,703               15,419

 Long term liabilities
   Long-term obligations under capital lease                2,661                3,473

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares -- 5,000
     No shares issued or outstanding                          ---                  ---
   Common stock, no par value:
     Authorized shares -- 50,000
     Issued and outstanding shares -- 10,800 in 1998
     13,126 in 1997                                        39,363               58,623
   Retained earnings                                       30,049               34,100
                                                          -------             --------
      Total shareholders' equity                           69,412               92,723
                                                          -------             --------
      Total liabilities and shareholders'
        equity                                            $80,776             $111,615
                                                          =======             ========

Note 1 - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements.

                                    See accompanying notes.

                                   OPTi Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Nine months Ended September 30,
                                                     1998                       1997
                                                -----------------------------------------
                                                              (000's omitted)
Operating Activities:
  Net loss                                           ($4,051)                   ($6,779)
  Adjustments:
    Depreciation                                       5,213                      3,946
    Amortization                                         435                        381
    Changes in assets and liabilities:
      Accounts receivable                              8,441                      7,380
      Inventories                                      3,692                       (861)
      Other assets                                        26                       (471)
      Accounts payable                                (7,113)                    (3,440)
      Other current liabilities                          397                         86
                                                     -------                    --------
          Net cash provided by
           operating activities                        7,040                        242

Investing Activities:

  Purchase of property and equipment                    (457)                    (1,034)
  Short-term investments                               4,426                         ---
                                                     -------                    --------
         Net cash provided by/ (used in)
         investing activities                          3,969                     (1,034)
                                                     -------                    --------


Financing Activities:

  Stock Repurchases                                  (23,995)                       ---
  Net proceeds from sale of common stock               4,735                      1,133
  Payment of long-term liabilities                      (812)                      (878)
                                                     -------                    --------
          Net cash provided by/ (used in)
           financing activities                      (20,072)                       255
                                                     -------                    --------
  Net decrease in cash and cash
   equivalents                                        (9,063)                      (537)

  Cash and cash equivalents
    beginning of period                               63,832                     56,372
                                                     -------                    --------

  Cash and cash equivalents
    end of period                                    $54,769                    $55,835
                                                     =======                    =======

                            See accompanying notes.

                                  OPTI  INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

1.  BASIS OF PRESENTATION
-------------------------

  The information at September 30, 1998 and 1997 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997. During the quarter ended March 31, 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, Comprehensive
Income ("FAS 130").   The Company had no differences between reported net loss
and comprehensive net loss for any of the periods presented.

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

3. INVESTMENT IN DEBT AND EQUITY SECURITIES
-------------------------------------------

  The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash
equivalents.   At September 30, 1998, the Company had approximately $4.3 million in high quality, auction rate preferred securities with reset dates within sixty days. At September 30, 1998, all securities are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the third quarter of 1998 as all investments were held to maturity during the period. At September 30, 1998, the fair value of the securities approximates cost.

4.  INVENTORIES
---------------

  Inventories consist of finished goods and work in process:

     (in thousands)           September 30, 1998         December 31, 1997
                              ------------------         -----------------
     Finished Goods                 $  671                     $2,508
     Work in process                   654                      2,509
                                    ------                     ------
                                    $1,325                     $5,017
                                    ------                     ------


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

  In September 1998, Crystal Semiconductor (a subsidiary of Cirrus Logic), filed a second suit against the Company in California. This suit is looking for a preliminary and permanent injunction from OPTi making transfers which would render it insolvent, pending the satisfaction of the final judgement in the parties' patent litigation, as mentioned above.

6. USE OF ESTIMATES
-------------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7. TAXES
--------

  The Company recorded tax provisions of $244,000 in the third quarter of 1998 as compared with no provision in the comparable period of 1997. The 1998 and 1997 effective tax rate is less than the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

8.  REPURCHASES OF SHARES
-------------------------

  On June 2, 1998, the Company announced that it intended to repurchase through the open market an amount up to twenty-five percent of its outstanding shares. The purpose of the stock repurchase program is to maximize shareholder value and return a portion of accumulated cash to shareholders of the Company.

  The Company completed its stock repurchase program in August 1998. The Company repurchased 3,580,375 shares of its outstanding common stock in the open market for a cumulative price of $23,995,000 during the life of the program. In the third quarter of 1998 the Company repurchased 2,839,700 shares for approximately $18,963,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Information set forth herein constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Prices" found below in this
Item 2.

RESULTS OF OPERATIONS

 For the quarter ended September 30, 1998, the Company reported net sales of $10,764,000, as compared to net sales of $15,196,000 for the quarter ended September 30, 1997. Net sales for the nine month periods ending September 30, 1998 and 1997 were $29,241,000 and $54,211,000, respectively. This decrease in net sales for both the three month and nine month periods ending September 30, 1998 is due primarily to reductions in sales for both the Company's audio controller chips, for which the Company no longer has a continuing audio line after its sale of that division to Creative Technology Ltd. in November 1997, and core logic chipsets.

 Cost of sales for the quarter ended September 30, 1998 decreased to $6,530,000 which resulted in a gross margin of approximately 39.3%, as compared to $11,251,000, which resulted in a gross margin of approximately 26.0% for the quarter ended September 30, 1997. Cost of sales for the first nine months of 1998 was $20,112,000, which resulted in a gross margin of approximately 31.2% as compared with $40,579,000, or a gross margin of 25.1%, for the comparable period of 1997. This increase in gross margin as a percentage of sales for the three month and nine month periods ended September 30, 1998 as compared to the similar periods ended September 30, 1997 is primarily due to reduced wafer and assembly costs and benefits from product mix changes as the Company began volume shipments of its 82c861, USB controller chip which carries margins above the historical levels.

  Research and development costs decreased to $2,464,000 for the quarter ended September 30, 1998, as compared with $3,039,000 for the quarter ended September 30, 1997. For the first nine months of 1998 research and development expenses decreased to $7,683,000, as compared to $9,874,000, for the comparable period of 1997. This decrease is primarily attributable to reduced headcount related expenses, due to the sale of the audio research and development group, and decreasing costs for non-employee related expenses for new product development.

 Selling, general, and administrative costs were $2,479,000 in the quarter ended September 30, 1998 as compared with $3,685,000 in the comparable period of 1997, and were $7,974,000 for the first nine months of 1998 as compared to $11,448,000 for the first nine months of 1997. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower employee related expenses due to lower marketing and sales headcount after the sale of the audio group.

 Interest and other income, net was $795,000 and $676,000 for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998, interest and other income, net was $2,721,000, as compared with $1,987,000, for the comparable period of 1997. This increase is primarily due to higher average levels of cash and cash equivalents and higher interest rates during 1998 as compared to the corresponding periods of the prior year, as well as a one time benefit during the quarter ended March 1998 of approximately $200,000 for the settlement of a dispute with a customer. The Company expects interest income to decrease in the fourth quarter of 1998 due to lower levels of cash as a result of the Company's stock repurchase program, which was initiated on June 2, 1998 and ended in the third quarter of 1998.

 The Company recorded a tax provision of $244,000 in the third quarter of 1998 due to alternative minimum tax and no tax provision during the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

 Cash, cash equivalents, and short-term investments were $59,019,000 at
September 30, 1998 down from $72,508,000 at December 31, 1997.   Working capital
for the same period decreased to $56,118,000 from $75,360,000 at December 31, 1997. During the first nine months of 1998, operating activities provided $7.0 million of cash. Cash provided in operations was primarily due to a $8.4 million reduction in accounts receivable, and a $3.7 million decrease in inventories caused by a reduction in inventory purchased, partially offset by a $7.1 million decrease in accounts payable, caused by a decrease in inventory purchases. In addition, investing activities related to capital equipment and short-term investments provided $4.0 million in 1998, primarily from the maturity of short-term investments and used $1.0 million in 1997 related to equipment purchases. Financing activities used $20.1 million in 1998 as compared to providing $0.3 million in 1997. The financing use of cash in 1998 was primarily related to a stock repurchase program of $24.0 million initiated by the Company on June 2, 1998, partially offset by $4.7 million in proceeds from the sale of Common Stock during the nine month period ended September 30, 1998.

 At September 30, 1998 the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $59.0 million and working capital of approximately $56.1 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.


FACTORS AFFECTING EARNINGS AND STOCK PRICE

 The Company's business, financial condition, results of operations and stock price could be impacted by a number of factors including without limitation the following factors.

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

Customer Concentration
----------------------

 Historically, the Company has sold its products to a variety of PC and motherboard manufacturers in Asia and the U.S. However, beginning in 1993, the Company began to sell a greater percentage of products for use by U.S. PC manufacturers. With the exception of Compaq and its subcontractors, no other single customer represented more than 10% of sales in 1997 and 1996. The Company sold approximately $27 million and $37 million of chipsets to Compaq and its subcontractors, representing a combined 40% and 31% of net sales for the years 1997 and 1996, respectively. There can be no assurance that the Company will not experience declining sales with these customers, or any other major customer. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

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

Dependence on Sales outside of North America
--------------------------------------------

 Sales to customers located outside of North America accounted for 90% of the Company's total revenues for fiscal 1997. In fiscal 1998, a large portion of the Company's revenue has continued to be from sales to customers outside of North America, particularly to manufacturers located in the Asia-Pacific region which sell their products worldwide. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's IC products in non-U.S. markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


YEAR 2000; INFORMATION TECHNOLOGY TRANSITION

 Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company believes its existing management information system is not yet Year 2000 compliant. The Company intends to implement an upgrade of its existing management information system in the second quarter of 1999. Implementation of the upgrade should not require substantial financial resources. There can be no assurance that the upgrade will be implemented in time to avoid the Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the upgrade.

 During the third quarter of 1998, the Company began a Year 2000 assessment of its management information system, other information technology systems, non-information technology systems, and products. Items identified and under review include manufacturing and test equipment, telecommunications systems and equipment and computer systems and equipment. In addition, the Company is assessing the Year 2000 compliance of its products. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000, the total cost of which has not yet been determined. To date, however, costs incurred to address Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000. Any failure to complete the Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans prior to the Year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

 During the fourth quarter of 1998 the Company plans to initiate formal communications with its key suppliers of raw materials and services. There can be no assurances that the Company's key suppliers have, or will have information technology systems, non-information technology systems and products that are Year 2000 compliant. Similarly, there can be no assurance that the Company's customers have or will have information technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

                          Part II. Other Information


ITEM 1. LEGAL PROCEEDINGS.
        See notes section of this report on page 7 of this report.

ITEM 2. CHANGES IN SECURITIES.
        Not applicable and has been omitted.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
        Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     The annual Meeting of Shareholders was held on August 25, 1998, for the purpose of electing directors of the Company, and confirming the appointment of Ernst & Young LLP as the independent auditors of the company for the fiscal year ended December 31, 1998. The voting on each matter is set forth below.

Election of Directors:


Nominee                     For          Withheld
-------------------------   ----------   --------
Bernard Marren              10,664,310    831,099
Stephen Dukker              10,661,550    833,859
Kapil Nanda                 10,664,310    831,099
William Welling             10,660,610    834,799

Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year 1998:

       For          Against     Abstain
      ------       -------     -------
     11,443,502      24,775     27,132


ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on July 31, 1998, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is June 16, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1   Financial Data Schedule

        (b) Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OPTi Inc.


     Date:  11/13/98                  By:  \s\  Michael Mazzoni
                                          ---------------------
                                                Michael Mazzoni
                                      Signing on behalf of the Registrant and as
                                               Chief Financial Officer