Form 10-K
period 1998-12-31
OPTI INC
filed 1999-03-31
CIK 899297

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

      [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From               to

                               ----------------

                        Commission File Number 0-21422

                                   OPTi INC.
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                      77-0220697
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)
  1440 McCarthy Blvd., Milpitas, California                        95035
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (408) 486-8000

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 1999 as reported on the Nasdaq Stock Market, was approximately $57,607,428. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 22, 1999, registrant had 10,717,661 shares of Common Stock outstanding for non-affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   OPTi INC.

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 1998
                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
 Part I
    Item 1.  Business.................................................      1
    Item 2.  Properties...............................................     11
    Item 3.  Legal Proceedings........................................     12
    Item 4.  Submission of Matters to a Vote of Security Holders .....     12
    Executive Officers of the Registrant...............................    12

 Part II
    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters......................................     13
    Item 6.  Selected Consolidated Financial Data.....................     14
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................     15
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.....................................................     19
    Item 8.  Financial Statements and Supplementary Data..............     19
    Item 9.  Changes in and Disagreement with Accountants on
             Accounting and Financial Disclosures.....................     19

 Part III
    Item 10. Directors and Executive Officers of the Registrant.......     20
    Item 11. Executive Compensation...................................     21
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management...............................................     22
    Item 13. Certain Relationships and Related Transactions...........     23

 Part IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.................................................     24

    Signatures.........................................................   26

                                    PART I

Item 1. Business

   Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below.

Introduction

   OPTi Inc., a California corporation ("OPTi" or the "Company"), founded in 1989, is an independent supplier of semiconductor products to the personal computer ("PC") market. The Company's products provide in one or a few semiconductor devices the core logic functions or universal serial bus controller function of a PC. During 1998, the Company shipped over four million core logic, audio and universal serial bus ("USB") devices to more than 100 PC manufacturers, motherboard manufacturers, and add-in board manufacturers located primarily in Asia and the U.S.

   The Company currently competes principally in the mobile core logic chipset market for PC's and the USB controller marketplace. From the Company's inception through 1995, the Company's principal segment had been desktop core logic. However, with increasingly aggressive competition in this area, primarily from Intel Corporation, the Company revised its strategy in order to focus on market opportunities where the Company had strategic advantages. This led the Company to focus on the mobile core logic market where the Company experienced some success in the past few years and to focus on opportunities surrounding peripheral products, such as the USB controller, docking stations and LCD panel controller chips.

   The past year remained one of transition for the Company as it continued its initiative to develop technologies for future product applications to substitute for declining revenues in the core logic market. While the majority of the Company's revenues in the last fiscal year were derived from sales of mobile core logic chipsets, the Company continued and is continuing to shift resources to the design, development, marketing and sale of peripheral chips and products (e.g., USB and LCD flat panel controllers) for use by OEM's in the personal computer market, away from its traditional reliance on core logic chips. During 1998 the Company's revenue from core logic chipsets was approximately 74% of its revenue as compared to 73% in 1997. Peripheral products were 26% and 27% of the Company's revenue during 1998 and 1997, respectively. The Company sells, and will continue to sell, its products to PC manufacturers and motherboard manufacturers and their suppliers directly or through a network of independent sales representatives.

   In addition, the Company has continued, and is continuing, its efforts to maximize shareholder value through restructuring of the Company's business and assets. As previously announced, the Company has retained the services of Warburg Dillon Read LLC, the investment banking division of UBS AG, to advise the Company on possible strategic alternatives, including the sale of divisions of the Company.

   The Company's strategy is to deliver new, innovative and cost effective products in a timely manner, develop products for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. OPTi seeks to maintain its position as a low-cost provider of chipsets and peripheral products by vigorously controlling production and other operating costs.

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

   Bus control enables the PC to implement the protocols necessary to achieve compatibility with industry standard bus interfaces and protocols, such as Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), Video Enhancement Standard Architecture ("VESA") and Peripheral Control Interconnect ("PCI"). Peripherals control facilitates the operations of peripheral devices such as the disk drive, keyboard and display device. The Universal Serial Bus, or USB, is a standardized connection interface, or "plug-in", that replaces the numerous plug-ins currently in use on the PC. A significant number of peripheral devices are now available with a USB connection option. All new PCs come with a USB controller.

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

   The trend to higher performance, lower cost PC's has been accompanied by a variety of changes in the market and the technologies used to address these emerging market requirements. The consumer and home office sectors have become the fastest growing sectors of the PC market, driven, in part, by the emergence of low-cost multimedia computers and peripherals. The LCD (Liquid Crystal Display), or "flat panel display," marketplace is an emerging market segment in the PC and consumer electronics industry. This technology allows the end user to have a larger size monitor on his or her desk in a relatively smaller space. An LCD requires a controller chip in order to guarantee an image quality that is equivalent to, or better than, standard bulkier monitors.

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

   The Company believes that the personal computer marketplace may be headed for another such shift as the industry moves from the Pentium class microprocessor to the Pentium II and III class microprocessor. The shift in the desktop marketplace started to occur in mid to late 1998, while the mobile market has historically followed six to twelve months after the transition in the desktop marketplace.

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

Design Innovations and Technologies

   The Company's products incorporate a variety of advanced technologies to enable PC manufacturers to introduce high performance low cost systems. These design innovations and technologies include:

 USB Controller

   The Company currently offers a USB Host Controller which brings USB support to any PCI-based system. Its compact packaging allows it to be accommodated in virtually any personal computer, consumer electronic devices, or other systems requiring this functionality. The USB Controller is fully supported under Windows 95, Windows 98, and Windows CE. The Company's implementation is unique because it provides power management features not found in competitive solutions.

 Docking Station

   The Company currently offers a docking solution within its mobile computer product offerings. This solution supports either a 5 volt or 3.3 volt docking interface running synchronously or asynchronously at speeds up to 33 Megahertz. By offloading the primary PCI bus, the docking solution can increase its bandwidth.

 LCD Panel Controller

   The Company is developing a flat panel LCD (Liquid Crystal Display) controller, a key component inside future LCD VGA (Video Graphics Array) monitors. Normally, in order to connect VGA outputs to LCD monitors, VGA cards with special LCD control interface are needed. However, if the Company's development effort is successful, the LCD VGA monitor will be able to process regular analog VGA output signals as input without any additional interface card or circuit, thus providing a lower cost solution to the marketplace. There can be no assurance, however, that the Company can successfully develop or sell its flat panel LCD controller.

Chipset Market and Products

   The Company currently competes in the mobile core logic segment of the personal computer market. In 1998 sales of core logic chipsets accounted for approximately 74% of the Company's revenue.

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

Sales and Marketing

   OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives. In North America, OPTi's sales department operates from the Company's headquarters in Milpitas, California. In Asia, the Company operates from a branch office in Taipei, Taiwan, a wholly owned subsidiary in Tokyo, Japan and through independent sales representatives located in Korea. The Company also uses stocking representatives in Germany.

   The Company's products are used by a variety of major personal computer and motherboard manufacturers. In 1998, personal computer suppliers who used the Company's products included Compaq, Hewlett-Packard, Siemens, and NEC/Packard Bell. The Company's sales to any single customer fluctuates significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any particular subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties.

   Sales to customers in Asia accounted for 86.0%, 89.2%, and 80.3% of net sales in the years ended December 31, 1998, 1997 and 1996, respectively. Sales to customers in Europe and other countries outside the U.S. and Asia accounted for 0.4%, 0.1%, and 6.1% of net sales in the years ended December 31, 1998, 1997 and 1996, respectively. During these three years, billings to almost all customers were made in US dollars. Approximately 15%, 13%, and 4% of sales were billed in Japanese yen in 1998, 1997 and 1996, respectively. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delays in obtaining export licenses for certain technology, tariffs and other barriers and restrictions.

   As is common in the semiconductor industry, the Company's business relationships with its customers require it to acquire and maintain inventories of its products based on forecast volumes from customers and in amounts greater than that supported by firm backlog. The Company's customers typically purchase products on a purchase order basis and do not become obligated to purchase any quantity of products prior to the issuance of the purchase order, even if the customer has previously forecast a substantially higher volume of products. The Company typically places non-cancelable orders to purchase its products from its foundries on an approximately twelve week rolling basis, while its customers generally place purchase orders approximately four weeks prior to delivery which may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expense and inventory levels could be disproportionately high, requiring significant working capital. The Company has experienced cancellation and shortfalls in purchase orders from the past, and in some instances such changes have resulted in inventory write-downs or write-offs. The Company expects that it will continue to experience such difficulties in the future.

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

Customer Support and Service

   The Company believes that customer service and technical support are important competitive factors in the chipset and peripheral product markets. The Company provides technical support for customers in the U.S. and Asia. Manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi products.

   The Company works closely with its customers for product definitions so that the right products can be developed for the right market segments. Additionally, the Company works closely with its customers to design motherboards and add-in cards configured using OPTi products. OPTi believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insights into requirements for new products.

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

   The majority of the Company's products are currently manufactured using its custom owned tooling process and procured wafers and die primarily from United Microelectronics (UMC) in Taiwan, TSMC in Taiwan, Toshiba in Japan, and packaging houses in Taiwan. The Company, in an effort to secure long term capacity has developed strong relationships with its suppliers.

   The Company is constantly engaged in cost reduction programs that need to be successful in order to ensure the profitability for products that face intense price competition in the marketplace. These programs include the continued migration to increasingly dense sub-micron wafer technologies, adopting technologies which currently range from .6 to .35 micron technologies and below in the future. This migration allows for smaller die sizes with better yields and lower costs.

   In order for the Company to reduce die sizes and costs, the manufacturing technology related to packaging must continually be improved to reduce the amount of area needed for the external contacts of each device.

   Many of the Company's new and future products incorporate Ball Grid Array
(BGA) assembly, including its recently announced single chip solution LCD panel applications.

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

   The Company has an established testing capability, including sophisticated test equipment to perform both wafer sort and the final testing of finished devices. The Company tests all of its products at its headquarters in Milpitas, CA.

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

Research and Development

   As of March 15, 1999, the Company had a staff of 19 research and development personnel, which conducts virtually all of the Company's product development. Currently the Company is focusing its development efforts primarily on the development of new advanced designs for its peripheral products. See "Design Innovations and Technologies" page 4 above. During 1998, 1997 and 1996, respectively, the Company spent approximately $9.7, $12.6 million, and $14.1 million on research and development, most all of which was spent on core logic development. All research and development costs are expensed as incurred. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

   The Company has developed informal relationships with a number of personal computer microprocessor and system software manufacturers. The Company believes that these relationships facilitate its design efforts by providing it with early access to specifications of future microprocessors and system software. As relationships in the personal computer industry are dynamic, there can be no assurance that such relationships will continue or that design specifications will be openly available on a timely basis. Failure to maintain these relationships may have a material adverse effect on the Company.

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

   The Company's competitors in both the core logic chipset market and the peripheral products market include a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in both of these markets have substantially greater financial, marketing, technical distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In addition, the Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. The Company also faces competition from new and entering companies that have recently entered or may in the future enter the markets in which the Company participates.

 Competition in Mobile Core Logic Market

   The Company's main competitor in this market is Intel. The Company must continue to try to compete with Intel based on product features, time to market and product compatibility, but there can be no assurance that it will be successful in doing so.

   The Company's other competitors in the core logic area include major domestic and international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VIA, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their own internal production capabilities. The Company must face the challenge of competing at the high end of the marketplace, in the PC OEM area, based on features and time to market and at the lower end of the marketplace, the motherboard market, based on price.

 Competition in USB Market

   The Company's main competitors in this market include CMD, Lucent Technologies and VIA, Inc. As in the core logic marketplace, certain of these companies have substantially greater financial, technical, marketing and other resources than the Company. The Company must continue to try and compete with these companies based on product features, time to market and product compatibility, but there can be no assurance that it will be successful in doing so.

 Competition in LCD Monitor Controller Market

   The Company's main competitors in the LCD controller marketplace include Genesis Microchips, Pixelworks, Sage, and Arithmos. Genesis Microchips recently announced the acquisition of an additional competitor in the market, Paradise Inc. With this acquisition, Genesis Microchips now has product offerings in both the high and low ends of the market. As in the core logic marketplace, certain of these companies have substantially greater financial, technical, marketing and other resources than the Company.

Licenses, Patents and Trademarks

   The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has twenty patents based on certain aspects of the Company's designs. The Company currently has fourteen patents pending for its technologies, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position. The company also attempts to protect its trade secrets and other propriety information through agreements with customers and suppliers, proprietary information agreements with employees and consultants as well as other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the company's technical and management personnel, whether or not litigation is determined in favor of the Company.

   In the event of an adverse result in any such litigation, the Company could be required to expend significant resource to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate the current claims or such other claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not yet have a large portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license was not made available to the Company on commercially reasonable terms, the Company's operating results would be adversely affected. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. See Item 3 "Legal Proceedings" for a description of certain proceedings involving the Company regarding intellectual property rights.

Backlog

   Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, internal test facilities, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 1998, the Company's backlog scheduled for delivery within six months was approximately $4.5 million, all of which is expected to be filled during fiscal 1999 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $3.7 million as of December 31, 1997.

Factors Affecting Earnings and Stock Price

 Fluctuations in Operating Results

   The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from Intel and other suppliers, price competition, ongoing rapid price declines, changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, the Company's operating results in any given period may be adversely affected by one or more of these factors.

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

 Product Transitions and the Timing and Delivery of New Products

   The market for mobile core logic and peripheral products, the sale of which make up the bulk of the Company's revenues, is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company expects that the revenues from mobile core logic will decline in 1999 from 1998.

 Product Development; Technological Change

   The Company's ability to maintain or increase its sales levels and profitability depends directly on its timely introduction and rapid ramp up of new products. In the past, the Company has experienced material delays in the introduction of new products and expects that it will experience similar problems from time to time in the future. Material delays in the introduction, production or sale of a new product can have a very severe effect on the Company's operating results in any given period, possibly resulting in a significant shortfall in sales and earnings from that expected by the Company or securities analysts. In particular, the Company will be highly dependent on the timely completion and production of its USB controller, docking solution, and LCD panel controller products during 1999. Any such delay or shortfall could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

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

 Customer Concentration

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in fiscal 1998. The Company sold approximately $17 million of mobile core logic to Compaq and its subcontractors, representing a combined 43% of net sales for fiscal 1998. Also in fiscal 1998 the Company sold to Apple Computer and its subcontractors approximately $4 million in USB products, representing a combined 11% of net sales for that period. In 1997, the Company sold approximately $27 million of mobile core logic product to Compaq and its subcontractors, representing a combined 40% of net sales for that period. In 1996, the Company sold approximately $37 million of chipsets to Compaq and its subcontractors, representing a combined 31% of net sales in that period.. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change. There can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if it all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company has no long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed or delayed with limited or no penalties. The replacement of cancelled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's customers or their customers could have a material effect on the Company's business, financial condition and results of operation.

 Credit Risks

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 21% of the Company's receivables at December 31, 1998 were with these customers.

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

   The Company intends to continue to shift a substantial amount of its capacity to increasingly dense sub-micron processes. The Company has limited experience with processes below .45 micron, which are increasingly more complex. Although the Company extensively tests hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a materially adverse effect on the Company's product introduction schedule and operating results.

 Dependence on Sales Outside of North America

   Sale to customers located outside of North America accounted for 86% of the Company's total revenues for fiscal 1998. In fiscal 1999, the Company expects that a large portion of it revenues will be from sales to customers outside of North America, particularly to manufactures located in the Asia-Pacific region which sell their products worldwide. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to risks inherent in conduction business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's IC products in non-US markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

 Competition

   The Company competes in markets that are intensely competitive. The Company believes that its ability to compete successfully depends upon a number of factors including price, performance, the timely delivery of new products by the Company, the introduction of new products by its competitors, product features, the emergence of new PC standards, quality and customer support. There can be no assurance that the Company will continue to compete successfully with respect to any one or more of these factors. The Company has experienced loss of market share in the core logic area, primarily to Intel.

 Possible Volatility of Stock Price

   There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Employees

   As of December 31, 1998, the Company had 91 full-time employees, including 35 in research and development, 26 in marketing, sales, and support and 30 in finance, administration and operations. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company's ability to retain key employees is a critical factor to the Company's success.

Item 2. Properties

   The Company is headquartered in Milpitas, California, where it leases administrative, sales and marketing, product development, test and distribution facilities in two locations consisting of an aggregate of approximately 97,000 square feet. The Company has sublet to third parties approximately 52,000 of the 97,000 square feet through December 2000. The leases for the Company's facilities expire in October 2002. The Company believes that these facilities are adequate for its needs in the foreseeable future.

   The Company also leases office space in Tokyo, Japan, and Taipei, Taiwan to provide sales and technical support to customers in these regions. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3. Legal Proceedings

   In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a subidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller products. The suit is seeking judgement that Crystal's patents in suit are enforceable and are infringed, a preliminary and permanent injuction from the acts of infringement of Crystal's patents in the suit, an award of damages, an award of treble damages for willful nature of the defendants' infringement, and judgement for costs and reasonable attorney fees. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

   In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. This suit is a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets.

   On February 26, 1999, the Lemelson Foundation filed a complaint in the United States District Court for the district of Arizona against the Company and 87 other defendant companies claiming patent infringement. No compliant has actually been served against the Company. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

   The Company is also subject to commercial litigation which the Company believes is not material to its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

Executive Officers of the Registrant

   The executive officers of the Company as of March 26, 1999 were as follows:

Name                       Age             Position with the Company
----                       ---             -------------------------
Bernard Marren............  63   Chief Executive Officer, Chairman of the Board
Micahel Mazzoni...........  36   Chief Financial Officer and Secretary

   Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. Mr. Marren was Chairman and Chief Executive Officer of Die Enhancements, a processor of silicon wafers to produce fully tested die for the multi-chip module market from 1994 to 1996. Mr. Marren founded Western Microtechnology Inc.,a distributor of electronic systems and semiconductor devices. He served as its President from 1977 to 1994. From 1972 to 1976, Mr. Marren was an employee of American Microsystems. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of two private companies.

   Michael Mazzoni was appointed Chief Financial Officer of the Company in January 1998. Mr. Mazzoni joined OPTi in October 1993 as Manager, Investor Relations and has served as Corporate Controller since mid 1995. Prior to joining the Company, he served in various accounting positions at Everex Systems, Inc., a personal computer manufacturer from April 1992 to October 1993. He served as Corporate Controller at Everex from February 1993 to October 1993. From March 1986 to March 1992, Mr. Mazzoni was employed at Santa Cruz Operation. Inc. ("SCO") in various treasury, accounting and finance positions. At the time of his departure from SCO he was serving as Manager, Corporate Finance.

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

                                                   Quarterly Period Ended
                                            ------------------------------------
                                            Dec. 31, Sept. 30, June 30, Mar. 31,
                                            -------- --------- -------- --------
     Common stock price per share:
     1998 High............................   $4.88     $6.94    $7.13    $7.31
          Low.............................    3.25      4.00     6.44     6.00
     1997 High............................   $7.63     $7.50    $6.13    $6.50
          Low                                 5.75      4.25     4.50     5.00

   As of March 22, 1999, there were approximately 214 holders of record of the Company's common stock.

Item 6. Selected Consolidated Financial Data

                                         Year Ended December 31,
                                ----------------------------------------------
                                 1998     1997      1996      1995      1994
                                -------  -------  --------  --------  --------
                                  (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales...................... $40,003  $67,842  $118,725  $163,676  $134,099
Cost of sales..................  26,712   50,471   111,395   121,587    90,020
                                -------  -------  --------  --------  --------

Gross margin...................  13,291   17,371     7,330    42,089    44,079
Operating expenses.............  20,623   27,836    31,000    27,458    22,614
                                -------  -------  --------  --------  --------

Operating income (loss)........  (7,332) (10,465)  (23,670)   14,631    21,465

Other income (expenses):
  Gain on sale of Audio line        --    12,391       --        --        --
  Interest income and other....   3,717    3,031     2,417     3,210     1,523
  Interest expense.............    (312)    (473)     (441)     (306)     (233)
                                -------  -------  --------  --------  --------

Income (loss) before provision
 for income taxes..............  (3,927)   4,484   (21,694)   17,535    22,755
Provision (benefit) for income
 taxes.........................     285    9,872    (7,636)    6,285     8,201
                                -------  -------  --------  --------  --------

Net Income (loss).............. $(4,212) $(5,388) $(14,058) $ 11,250  $ 14,554
                                -------  -------  --------  --------  --------

Basic net income (loss) per
 share......................... $ (0.35) $ (0.42) $  (1.13) $   1.02  $   1.71
                                =======  =======  ========  ========  ========

Shares used in computing basic
 per share amounts.............  12,196   12,838    12,443    11,033     8,501
                                =======  =======  ========  ========  ========
Diluted net income (loss) per
 share......................... $ (0.35) $ (0.42) $  (1.13) $   0.85  $   1.17
                                =======  =======  ========  ========  ========

Shares used in computing
 diluted per share amounts.....  12,196   12,838    12,443    13,171    12,436
                                =======  =======  ========  ========  ========


Consolidated Balance Sheet
 Data:
  Cash, cash equivalents, and
   short-term investments...... $60,903  $72,508  $ 56,372  $ 61,362  $ 50,302
  Working capital..............  55,791   75,360    76,188    95,551    71,481
  Total assets.................  81,575  111,615   115,501   142,616   106,458
  Long-term obligations,
   excluding current portion...   1,810    3,473     4,649     5,323     2,316
  Shareholders' equity.........  69,285   92,723    96,371   108,756    79,149

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below.

   OPTi was founded in 1989 and is an independent volume supplier of semiconductor products to the personal computer market. During 1998, the Company shipped more than four million core logic, peripheral products (such as USB controllers and docking stations), and audio chipsets to over 100 PC and motherboard manufacturers and add-on board manufacturers located primarily in Asia and the U.S.

   The past year was one of continued transition for the Company as it continued to experience a significant reduction in revenue and continued its initiative to develop technologies for future product applications to substitute for declining revenues in the core logic market.

   1998 Compared to 1997--Net sales for the year ended December 31, 1998 ("1998") decreased 41% to $40.0 million, compared to net sales of $67.8 million for the year ended December 31, 1997 ("1997"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's mobile core logic products and decreased sales from audio products after the Company sold its Audio assets to Creative Technology in November 1997. In 1998 the Company shipped approximately 4.4 million chipsets and peripheral products as compared to approximately 5.7 million in 1997.

   Revenue from core logic products were approximately 74% of net sales for 1998 as compared to approximately 73% in 1997. The remaining 26% of revenue in 1998 was from peripheral products (USB controller, audio and graphics). The mix of revenues within the Company shifted in the second half of 1998 to a higher percentage of peripheral products, specifically the USB product, and a lower percentage of core logic products. The Company expects that it will continue to experience ongoing shifts in its revenue mix, as sales of core logic chipsets continue to decline. No assurances can be given that future revenues will reflect this product mix trend.

   Gross margin for 1998 increased to approximately 33% of net sales as compared to approximately 26% in 1997. This increase in gross margin for 1998 as compared to 1997 was primarily attributable to a change in the Company's product mix from core logic to peripheral products. In 1997 the majority of non core logic products was from audio products which carried a lower gross margin than the USB controller which was the majority of non core logic products in 1998. The Company was also sucessful in 1998 in obtaining a reduction in costs of wafers used in its core logic products and a reduction in the cost of assembling its core logic products. The Company is likely to face potential inventory risks and adjustments if anticipated sales and shipments do not occur when expected. The markets for the Company's products are also subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain its gross margin level or that further substantial reductions in chipset prices will not result in future losses.

   Research and development ("R&D") expenses for 1998 decreased approximately 23% to $9.7 million, compared with $12.6 million for 1997. The decrease in research and development expenses from 1997 to 1998 is primarily related to the Company's shift in market focus over the last year. The Company focused more heavily on notebook directed technologies in 1998, reducing research and development spending in other areas resulting in a net reduction in spending.

   Selling, general and administrative ("SG&A") expenses for 1998 decreased approximately 22% to $10.9 million, compared with $14.1 million in 1997. This decrease in SG&A expenses from 1997 to 1998 was primarily attributable to decreased net sales.

   Net interest and other income for 1998 was $3.4 million as compared to $2.6 million for 1997. Interest and other income consists primarily of interest income and has increased primarily due to higher average interst rates during 1998 versus 1997.

   The Company's effective tax rate was (7%) for 1998 and 220% for 1997. The Company's effective tax rate differed from the federal statutory rate in 1998 due primarily to federal alternative minimum taxes and the limitations controlling the timing for recognition of deferred tax assets established by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" which will prevent a tax benefit for potential operating losses.

   1997 Compared to 1996--Net sales for 1997 decreased 43% to $67.8 million, compared to net sales of $118.7 million for the year ended December 31, 1996 ("1996"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's desktop core logic business segment and decreased sales from the Company's audio line. In 1997 the Company shipped approximately 5.7 million chipsets as compared to approximately 9.0 million chipsets in 1996.

   Revenue from core logic products were approximately 73% of net sales for 1997 as compared to approximately 71% in 1996. The remaining 27% of revenue in 1997 was from peripheral products (audio and graphics). The mix of revenues within the core logic area shifted to notebook core logic products in 1996 and continued in 1997 as the Company had no major product wins in 1997 for desktop products.

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

   R&D expenses for 1997 decreased approximately 11% to $12.6 million, compared with $14.1 million for 1996. The decrease in research and development expenses from 1996 to 1997 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on notebook directed technologies and has reduced the associated research and development headcount related expenses accordingly.

   SG&A expenses for 1997 decreased approximately 17% to $14.1 million, compared with $16.9 million in 1996. This decrease in SG&A expenses from 1996 to 1997 was primarily attributable to a reduction in sales expenses relating to decreased net sales.

   Restructuring and other expenses for 1997 were $1.2 million as compared to zero for 1996. During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in reducing headcount, vacating leased facilities, reducing the value of certain assets as the Company moves forward with its revised business model, and other activities.

   Net interest and other income for 1997 was $2.5 million as compared to $2.0 million for 1996. Interest and other income consists primarily of interest income and has increased primarily due to higher average balances of cash and cash equivalents and short term investments in 1997 versus 1996.

   In November 1997, the Company sold some of the assets associated with its Audio line, substantially under the terms of the Asset Purchase Agreement dated November 22, 1997, to Creative Technology Ltd. ("Creative"), a Singapore corporation. Creative paid the Company cash of $14.0 million and delivered a warrant to purchase 200,000 shares of OPTi's Common Stock at a price of $10.00 per share and expiring in 2002.

   The Company's effective tax rate was 220% provision for 1997 and a 35.2% benefit for 1996. The Company's effective tax rate differed from the federal statutory rate in 1997 due to a $9.8 million increase in the Company's reserve against deferred tax assets at December 31, 1997. The effective tax rate differed from the federal statutory rate in 1996 due to primarily to state income taxes and an increase in the Company's reserve against deferred tax assets at December 31, 1996.

   Liquidity and Capital Resources--The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 1998, the Company generated cash from operating activities of $9.4 million primarily due to reductions in accounts receivable and inventories. This was partially offset by a decrease in accrued payable and a net loss for the year. All of these changes were a result of the Company's decrease in sales in 1998 as compared with 1997. In 1997, the Company generated cash from operations of $3.6 million primarily due to reductions in accounts receivable due to lower sales and an increase in accounts payable partially offset by the Company's net loss for the year.

   The Company's investing activities provided cash of approximately $3.6 million in 1998. The cash provided by investing activities was attributable to a net sale of its short-term investments of approximately $4.4 million, offset, in part, by purchases of property and equipment. The Company's investing activities provided cash of $3.3 million in fiscal 1997. This cash generated during 1997 was primarily due to proceeds of $13.9 million from the sale of the Company's audio line, partially offset by, a net investment into short term investments of approximately $8.7 million and a payment of approximately $1.6 million to United Microelectronics Corporation ("UMC") under terms of the 1995 February and Joint Venture agreement that the Company signed with UMC. As of December 31, 1997 the Company has no further obligations under this agreement.

   Financing activities used cash of approximately $20.2 million in 1998. This use in cash for fiscal 1998 was primarily due to the Company repurchasing approximately $24.0 million of its common stock based on a repurchase program announced in June 1998 and principal payments on capital leases offset, in part, by proceeds from the sale of the Company's common stock.. Financing activities in 1997 provided cash of approximately $10.5 million. The cash generated in 1997 was primarily due to proceeds from the sale of stock, offset by principal payments on capital lease obligations.

   Under the UMC agreement, the Company entered into a joint venture arrangement with UMC, together with other US semiconductor companies, to build a separate semiconductor manufacturing facility located in Taiwan at an estimated cost of $1 billion. The Company has completed its investment commitment of $8.5 million in the joint venture. Under the terms of the UMC agreement, the Company received an approximate 0.9% equity ownership in the joint venture company and certain capacity rights. The facility was expected to open during 1998, but fires during construction have delayed the opening. UMC has stated that it expects insurance will cover its fire losses. On March 4, 1999, the Company entered into an agreement with UMC to sell UMC approximately 24.0 million shares of stock in the joint venture wafer fabrication plant for a purchase price of approximately $8.5 million. The Company received the cash on March 19, 1999. Following the sale, the Company holds no shares of stock of the joint venture.

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

   As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of approximately $60.9 million and working capital of $55.8 million. The Company believes that the existing sources of liquidity as well as its $10 million line of credit will satisfy the Company's projected working capital and other cash requirements through at least the end of 1999.

Year 2000 Readiness

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. Although the Company believes its semiconductor products are in Year 2000 compliance, the Company has determined that certain of its products are not and will not be Year 2000 compliant. The products that will not be Year 2000 compliant should not adversely effect the Company. However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS andsoftware and components provided by companies other than OPTi. The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. In addition, the Company has contacted its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers and the customers are under no contractual obligation to provide such information to the Company.

   The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

   The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the third fiscal quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been material. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $500,000 over the next fiscal year. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

   The Company has also initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. To date the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from several of those contacted. Most of the suppliers with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company expects to have a contingency plan developed by September 1999.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Disclosure omitted as amounts are immaterial.

Item 8. Financial Statements and Supplementary Data

   The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-17 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

   The directors and executive officers of the Company as of March 26, 1999 were as follows:

Name                          Age           Position with the Company
----                          ---           -------------------------
Bernard Marren...............  63 Chief Executive Officer, Chairman of the Board
Micahel Mazzoni..............  36 Chief Financial Officer and Secretary
Stephen A. Dukker (1)........  46 Director
William Welling (2)..........  62 Director
Kapil K. Nanda (1)(2)........  53 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

   Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. Mr. Marren was Chairman and Chief Executive Officer of Die Enhancements, a processor of silicon wafers to produce fully tested die for the multi-chip module market from 1994 to 1996. Mr. Marren founded Western Microtechnology Inc.,a distributor of electronic systems and semiconductor devices. He served as its President from 1977 to 1994. From 1972 to 1976, Mr. Marren was an employee of American Microsystems. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of two private companies.

   Michael Mazzoni was appointed Chief Financial Officer of the Company in January 1998. Mr. Mazzoni joined OPTi in October 1993 as Manager, Investor Relations and has served as Corporate Controller since mid 1995. Prior to joining the Company, he served in various accounting positions at Everex Systems, Inc., a personal computer manufacturer from April 1992 to October 1993. He served as Corporate Controller at Everex from February 1993 to October 1993. From March 1986 to March 1992, Mr. Mazzoni was employed at Santa Cruz Operation. Inc. ("SCO") in various treasury, accounting and finance positions. At the time of his departure from SCO he was serving as Manager, Corporate Finance.

   Stephen A. Dukker was elected as a director of the Company in January 1993. He is currently President of E-machines where he has been employed since mid 1998. He was a Senior Vice President of Merchandising at Computer City from October 1997 to August 1998. He served as President of OPTi Inc. from January of 1996 to October 1997. From May 1994 to mid 1995, Mr. Dukker served as President of VideoLogic, Inc., a supplier of video and graphics add-on boards. From June 1991 through October 1993, he served as a Senior Vice President of CompUSA, Inc., a chain of discount computer superstores. During that time he was also a member of the Executive Committee of CompUSA and President of its Compudyne Computer manufacturing and mail order subsidiaries. Prior to joining CompUSA, Mr. Dukker was President of PC Brand, Inc., a manufacturer and mail order distributor of PC products from January 1988 to May 1991.

   William Welling was elected as a director in August 1998. He is currently Chairman and CEO of Xiox Corporation, a telecommunications software company. Since 1983 he has been Managing Partner of Venture Growth Associates, an investment firm. Since 1993 he has been a director at Genesis Microchip, Inc., a fabless semiconductor company that designs, develops and markets high quality digital image manipulation integrated circuit solutions. Mr. Welling also serves as a director on the boards of several private companies.

   Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software development and consulting company, which he founded in 1990. Prior to 1990, Mr. Nanda held various positions at Altos Computer Systems, a personal computer manufacturing company, from 1981 to 1989. Serving as Vice President of Engineering from 1984 to 1988. From 1974 to 1981, Mr. Nanda was employed at Intel Corporation, serving as Manager, Software Engineering from 1976 to 1981. Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC") and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

   Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the last Fiscal Year, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with, except for a late filing of Form 3 by Michael Mazzoni, resulting in 5 stock option grants not being reported on time, a late filing of Form 5 by Stephen Dukker, resulting in one purchase transaction and one option grant not being reported on time, a late Form 5 by William Welling, resulting in one option grant not being reported on time, failure to file a Form 4 by Jerry Chang, resulting in twelve sales transactions not being reported, and a failure to file a Form 4 by David Zacarias, resulting in twelve sales transactions not being reported.

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 1998, 1997, and 1996 to Bernard Marren, Michael Mazzoni, Jerry Chang, and David Zacarias (the "Named Officers"). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

                                                       Long-Term
                                          Annual      Compensation
                                       Compensation      Awards
                                     ---------------- ------------  All Other
                         Fiscal Year Salary $ Bonus $ Options (#)  Compensation
                         ----------- -------- ------- ------------ ------------
Bernard Marren..........    1998     150,923      --    100,000         --
 President and Chief
  Executive Officer         1997          --      --         --         --
                            1996          --      --         --         --

Michael Mazzoni.........    1998     136,475  50,000     45,000         --
 Chief Financial Officer    1997      96,771  10,350         --         --
                            1996      85,375  21,250     30,000         --

Jerry Chang (1).........    1998      91,204      --         --         --
 President and Chief
  Executive Officer         1997     209,747  16,450         --         --
                            1996     193,128  15,385    150,000         --

David Zacarias (2)......    1998      17,813      --         --         --
 Chief Operating and
  Financial Officer         1997     209,747  16,450         --         --
                            1996     193,128  15,385     90,000         --

--------
(1) On May 15, 1998, Mr. Chang resigned from his position as President and Chief Executive Officer of the Company.

(2) On January 30, 1998, Mr. Zacarias resigned from his position as Chief Operating and Financial Officer.

Option Grants in Last Fiscal Year

   The following table provides information with respect to options granted in the Last Fiscal Year to the Named Officers.

                                          Individual Grants
                         ----------------------------------------------------
                                                                              Potential Realizable
                          Shares of                                             Value at Assumed
                         Common Stock   Percent of                            Annual Rates of Stock
                          Underlying   Total Options                           Price Appreciation
                           Options      Granted to                             for Option Term (3)
                           Granted     Employees in     Exercise   Expiration ----------------------
          Name              (#)(1)    Fiscal Year (2) Price ($/Sh)    Date        5%         10%
          ----           ------------ --------------- ------------ ---------- ---------- -----------
Bernard Marren..........   100,000         29.9%         $4.63       12/09       291,178    737,903
Michael Mazzoni.........    45,000         13.5%         $6.25       01/09       176,877    448,240

--------
(1) All options to Named Officers are granted under the Company's 1993 Stock Option Plan at an exercise price equal to the fair market value on the date of grant. These stock options vest and become exercisable as to 1/8 of the shares beginning six (6) months following the vesting commencement date and as to 1/48 of the shares on the first day of each month thereafter. Under certain terms of the Option Plan, the option plan administrator retains the discretion, subject to certain limitations within the plan, to modify, extend, renew or accelerate the vesting of options and to reprice outstanding options. In particular, subject to Board approval, the stock plan administrator may reduce the exercise price of an option to the current fair market price of the underlying stock if the price of such stock has declined since the date on which the option was granted.
(2) Based on 334,000 options granted to employees during the Last Fiscal Year under the 1993 and 1995 Stock Option Plan(s).
(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Officers and the value of such officer's unexercised options at December 31, 1998.

                                                                             Total Value of
                                                   Total Number of      Unexercised In-the-Money-
                                               Unexercised Options at    Options at Fiscal Year
                                                 Fiscal Year End (#)           End ($)(1)
                           Shares     Value   ------------------------- -------------------------
          Name           Acq. Exer. Realized  Exercisable Unexercisable Exercisable Unexercisable
          ----           ---------- --------- ----------- ------------- ----------- -------------
Bernard Marren..........       --          --   14,583       85,417          --           --
Michael Mazzoni.........       --          --   54,959       53,791          --           --
Jerry Chang.............  501,041   2,584,248       --           --          --           --
David Zacarias..........  118,375     184,416       --           --          --           --

--------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 31, 1998 on the Nasdaq National Market, minus the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 26, 1999 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading "EXECUTIVE COMPENSATION Summary Compensation Table"; (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicitive of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shares voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of March 26, 1999 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (one shares such powers with his or her spouse) with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company's principal executive offices. A total of 10,812,827 shares of the Company's Common Stock were issued and outstanding as of March 26, 1998.

                                                  Shares Beneficially Owned
                                                  -----------------------------
                      Name                           Number         Percent
                      ----                        --------------- -------------
Bernard Marren (1)...............................          44,749           *

Michael Mazzoni (2)..............................         108,750         1.0%

Stephen Dukker (3)...............................          85,166           *

Kapil Nanda (4)..................................           7,666           *

William Welling (5)..............................              --           *

Caxton International.............................         914,900         8.5%
 315 Enterprise Drive
 Plainsboro, NJ 08536

Schaenen Fox Capital Management LLC..............       1,230,230        11.4%
 200 Park Avenue, Suite 3900
 New York, NY 10166

Dimension Fund Advisors..........................         597,600         5.5%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401

All Directors and Executive Officers as a group
 (5 persons) (6).................................         246,331         2.3%

--------
  * Represents less than one percent.
(1) Includes 34,749 shares subject to stock option exercisable as of March 26, 1998 or within sixty (60) days thereafter.
(2) Includes 108,750 shares subject to stock option exercisable as of March 26, 1998 or within sixty (60) days thereafter.
(3) Includes 0 shares subject to stock option exercisable as of March 26, 1998 or within sixty (60) days thereafter.
(4) Includes 7,666 shares subject to stock option exercisable as of March 26, 1998 or within sixty (60) days thereafter.
(5) Includes 0 shares subject to stock option exercisable as of March 26, 1998 or within sixty (60) days thereafter.
(6) Inludes shares pursuant to notes (1), (2), (3), (4), and (5).

Item 13. Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

   In February 1993, the Company established a compensation committee of the Board of Directors which currently consists of Mr. Nanda and Mr. Welling.

Certain Transactions

   The Company's policy is that it will not make loans to, or enter into other transactions with, directors, officers or affiliates unless such loans or transactions are (i) approved by a majority of the Company's independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arm's length traansactions with unaffiliated third parties.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
     Report of Ernst & Young LLP, Independent Auditors................... F-1
     Consolidated Balance Sheets, December 31, 1998 and 1997............. F-2
     Consolidated Statements of Operations for the years ended December
      31, 1998, 1997 and 1996............................................ F-3
     Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1998, 1997, and 1996.................................. F-4
     Consolidated Statements of Cash Flows for the years ended December
      31, 1998, 1997, and 1996........................................... F-5
     Notes to Consolidated Financial Statements.......................... F-6

   (a)(2) Financial Statement Schedules

     Schedule                                                              Page
      Number                          Description                         Number
     --------                         -----------                         ------
     II       Valuation and Qualifying Accounts.........................   S-1

     All other schedules not applicable.

   (a)(3) Exhibit Listing


     Exhibit
     Number                              Description
     -------                             -----------
      3.1    Registrant's Articles of Incorporation, as amended (2).
      3.2    Registrant's Bylaws (2).
     10.1    1993 Stock Option Plan, as amended.
     10.2    1993 Director Stock Option Plan (2).
     10.3    1993 Employee Stock Purchase Plan (2).
     10.4    Form of Indemnification Agreement between Registrant and its officers and directors (2).
     10.6    OPTi Inc. 1993 Bonus Plan (2).
     10.10   Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994. (3)
     10.11   Credit Agreement dated as of November 14, 1994 by and among OPTi
              Inc., certain banks therein named and Sumitomo Bank of
              California, as Agent. (3)
     10.14   Foundry Venture Investment Agreement between the Registrant and
              United Microelectronics Corporation dated September 13, 1995. (4)
     10.15   Foundry Capacity Agreement by and between the Registrant, FabVen and United Microelectronics Corporation dated September 13, 1995.
              (4)
     10.16   Lease between the Registrant and John Arrillaga and Richard T.
              Peery as separate property trusts, dated April 26, 1995. (4)
     10.17   OPTi Inc. 1995 Nonstatutory Stock Option Plan. (4)
     10.18   1996 Employee Stock Purchase Plan. (5)
     10.19   1995 Employee Stock Option Plan, as ammended. (6)

     Exhibit
     Number                     Description
     -------                    -----------
     21.1    Subsidiaries of Registrant.
     23.1    Consent of Independent Auditors.
     24.1    Power of Attorney (see page 28, signature page).
     27      Financial Data Schedule.

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

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1998.

   (c) Exhibits. See Item 14 (a)(3) above.

   (d) Financial Statements Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Milpitas, State of California on the 31st day of March 1999.

                                          OPTi Inc.

                                          By: /s/ Bernard Marren
                                            -----------------------------------
                                            Bernard Marren
                                            Chief Executive Officer and
                                            Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard Marren and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue Hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signatures                            Title                      Date
              ----------                            -----                      ----

          /s/ Bernard Marren           Chief Executive Officer and        March 31, 1999
  ____________________________________ Chairman of the Board
            Bernard Marren             (Principal Executive Officer)

          /s/ Michael Mazzoni          Chief Financial Officer            March 31, 1999
  ____________________________________ (Principal Financial and
            Michael Mazzoni            Accounting Officer)

                                       Director                           March 31, 1999
  ____________________________________
           Stephen A. Dukker

          /s/ William Welling          Director                           March 31, 1999
  ____________________________________
            William Welling

            /s/ Kapil Nanda            Director                           March 31, 1999
  ____________________________________
             Kapil K. Nanda

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OPTi Inc.

   We have audited the accompanying consolidated balance sheets of OPTi Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 28, 1999

                                   OPTi Inc.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              December 31,
                                                            -----------------
                                                             1998      1997
                                                            -------  --------
                            ASSETS
   Current assets:
     Cash and cash equivalents............................. $56,653  $ 63,832
     Short term investments................................   4,250     8,676
     Accounts receivable, net of allowance for doubtful
      accounts of $800 in 1998 and $1,600 in 1997..........   3,232    11,782
     Inventories...........................................   1,192     5,017
     Prepaid expenses and other current assets.............     944     1,472
                                                            -------  --------
       Total current assets................................  66,271    90,779
   Property and equipment:
     Machinery and equipment...............................  26,008    25,183
     Furniture and fixtures................................   1,412     1,407
                                                            -------  --------
                                                             27,420    26,590
     Accumulated depreciation.............................. (21,738)  (15,543)
                                                            -------  --------
                                                              5,682    11,047
   Other assets............................................   9,622     9,789
                                                            -------  --------
       Total assets........................................ $81,575  $111,615
                                                            =======  ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable...................................... $ 5,991  $ 11,171
     Accrued expenses......................................   1,585     1,639
     Accrued employee compensation.........................   1,052     1,367
     Income taxes payable..................................     --        106
     Current obligations under capital leases..............   1,852     1,136
                                                            -------  --------
       Total current liabilities...........................  10,480    15,419

   Long-term obligations under capital leases..............   1,644     3,473
   Other long-term liabilities.............................     166       --

   Commitments and contingences

   Shareholders' equity:
     Preferred stock, no par value:
       Authorized shares--5,000,000
       No shares issued or outstanding.....................     --        --
     Common stock, no par value:
       Authorized shares--50,000,000
       Issued and outstanding shares 10,810,549 in 1998,
        and 13,126,508 in 1997.............................  39,397    58,623
     Retained earnings.....................................  29,888    34,100
                                                            -------  --------
       Total shareholders' equity..........................  69,285    92,723
                                                            -------  --------
       Total liabilities and shareholders' equity.......... $81,575  $111,615
                                                            =======  ========

                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1998     1997      1996
                                                   -------  -------  --------
   Net Sales...................................... $40,003  $67,842  $118,725
   Costs and expenses:
     Cost of sales................................  26,712   50,471   111,395
     Research and development.....................   9,681   12,565    14,084
     Selling, general and administrative..........  10,942   14,058    16,916
     Restructuring................................     --     1,213       --
                                                   -------  -------  --------
   Total costs and expenses.......................  47,335   78,307   142,395
                                                   -------  -------  --------
   Operating loss.................................  (7,332) (10,465)  (23,670)
   Gain on sale of Audio line.....................     --    12,391       --
   Interest income and other......................   3,717    3,031     2,417
   Interest expense...............................    (312)    (473)     (441)
                                                   -------  -------  --------
                                                     3,405   14,949     1,976
                                                   -------  -------  --------
   Income (loss) before provision (benefit) for
    income taxes..................................  (3,927)   4,484   (21,694)
   Provision (benefit) for income taxes...........     285    9,872    (7,636)
                                                   -------  -------  --------
   Net loss....................................... $(4,212) $(5,388) $(14,058)
                                                   =======  =======  ========
   Basic and diluted loss per share............... $ (0.35) $ (0.42) $  (1.13)
                                                   =======  =======  ========
   Shares used in computing basic and diluted per
    share amounts.................................  12,196   12,838    12,443
                                                   =======  =======  ========


                            See accompanying notes.

                                   OPTi Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                   Common Stock                     Total
                                --------------------  Retained  Shareholders'
                                  Shares     Amount   Earnings     Equity
                                ----------  --------  --------  -------------
   Balance at December 31,
    1995....................... 11,876,963  $ 55,210  $ 53,546    $108,756
     Sale of common stock......    784,250     1,673       --        1,673
     Net loss..................        --        --    (14,058)    (14,058)
                                ----------  --------  --------    --------
   Balance at December 31,
    1996....................... 12,661,213    56,883    39,488      96,371
     Sale of common stock......    465,295     1,740       --        1,740
     Net loss..................        --        --     (5,388)     (5,388)
                                ----------  --------  --------    --------
   Balance at December 31,
    1997....................... 13,126,508    58,623    34,100      92,723
     Sale of common stock......  1,264,416     4,769       --        4,769
     Stock repurchase.......... (3,580,375)  (23,995)      --      (23,995)
     Net loss..................        --        --     (4,212)     (4,212)
                                ----------  --------  --------    --------
   Balance at December 31,
    1998....................... 10,810,549  $ 39,397  $ 29,888    $ 69,285
                                ==========  ========  ========    ========


                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1998     1997      1996
                                                   --------  -------  --------
Operating activities
Net loss.........................................  $ (4,212) $(5,388) $(14,058)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization..................     6,629    5,213     5,266
  Deferred taxes.................................       --     9,888    (4,335)
  Gain on sale of audio line.....................       --   (12,391)      --
  Changes in operating assets and liabilities:
    Accounts receivable..........................     8,550    6,168     8,529
    Inventories..................................     3,825     (896)   20,313
    Prepaid expenses and other current assets....       254       41     2,744
    Accounts payable.............................    (5,180)   1,453   (11,735)
    Accrued expenses.............................       (54)    (398)      257
    Accrued employee compensation................      (315)     (82)      339
    Income taxes payable.........................      (106)     (5)    (2,800)
                                                   --------  -------  --------
Net cash provided by operating activities........     9,391    3,603     4,520

Investing activities
Purchases of property and equipment..............      (830)    (227)   (6,380)
Sale of short term investments...................    62,176   63,950       --
Purchase of short term investments...............   (57,750) (72,626)      --
Net proceeds from sale of Audio line.............       --    13,873       --
Increase in other assets.........................         7   (1,647)   (5,190)
                                                   --------  -------  --------
Net cash provided by/(used in) investing activi-
 ties............................................     3,603    3,323   (11,570)

Financing activities
Net proceeds from sale of common stock...........     4,769    1,740     1,673
Repurchase of common stock.......................   (23,995)     --        --
Net proceeds from sale (purchase) of subsidiary
 stock...........................................       --       --       (151)
Proceeds from sale and leaseback of fixed as-
 sets............................................       --       --      2,099
Principal payments on capital lease obligations..      (947)  (1,206)   (1,561)
                                                   --------  -------  --------
Net cash provided by /(used in) financing activi-
 ties............................................   (20,173)     534     2,060

Net increase (decrease) in cash and cash equiva-
 lents...........................................    (7,179)   7,460    (4,990)
Cash and cash equivalents at beginning of year...    63,832   56,372    61,362
                                                   --------  -------  --------
Cash and cash equivalents at end of year.........  $ 56,653  $63,832  $ 56,372
                                                   ========  =======  ========

Supplemental cash flow information
Cash paid for interest...........................  $    312  $   473  $    441
Equipment leased under capital lease obligation..  $    --   $   --   $  2,099
Cash paid for income taxes.......................  $    210  $   --   $    --

                            See accompanying notes.

                                   OPTi Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

   The Company OPTi Inc., a California corporation, is engaged in designing and marketing core logic chipsets and peripheral products for use principally by personal computer, add in card manufacturers and motherboard manufacturers.

   Principles of Consolidation The consolidated financial statements include the Company and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments only to the extent of amounts recorded on the balance sheet.

   Short-Term Investments The Company invests its excess cash in high quality, auction rate preferred securities with reset dates every thirty-five days. At December 31, 1998, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during 1998 as all investments were held to maturity during the year. At December 31, 1998 the fair value of short term investments approximates cost.

   Inventories Inventories, comprised of finished goods and work in process, are stated at the lower of cost (using the first-in, first-out method ) or market. The market value is based upon estimated net realizable value.

   Property and Equipment Property and equipment, including machinery and equipment under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation for non-leased property and equipment is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Assets under capital lease are amortized using the straight-line method over the shorter of the remaining term of the lease or the estimated economic life of the asset. The amortization for assets under capital lease are included in depreciation expense.

   Revenue Recognition The Company records sales upon shipment and provides an allowance for the estimated return of product.

   Net Income (loss) Per Share The Company follows the provisions of Statement of Financial Accounting Standards No.128, "Earnings per Share." Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents.

   The following table sets forth the computation of basic and diluted net loss per share:

                                                Fiscal Year Ended
                                     -----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  -------------
                                      (In thousands, except per share data)
   Numerator:
     Net loss......................  $     (4,212) $     (5,388) $     (14,058)
                                     ============  ============  =============
   Denominator for basic loss per
    share weighted average shares..        12,196        12,838         12,443
                                     ------------  ------------  -------------
   Effect of dilutive securities:
   Employee stock options..........            --            --             --
                                     ------------  ------------  -------------
   Denominator for diluted loss per
    share..........................        12,196        12,838         12,443
                                     ============  ============  =============
   Basic and diluted net loss per
    share..........................  $      (0.35) $      (0.42) $       (1.13)
                                     ============  ============  =============

                                   OPTi INC.

   The computation of diluted net loss per share did not assume the impact of the conversion of outstanding options or warrants for any of the periods presented because their inclusion would have been antidilutive.

   Accounting for Employee Stock Options In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

   Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Recent Pronouncements The company has adopted statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the years ended December 31, 1998, 1997 and 1996.

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS 14, "financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements, SFAS 131 also establishes standards for the related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the Company's results of operations, or financial position.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flow.

Note 2--Inventories

   A summary of inventories follows (in thousands):

                                                                    1998   1997
                                                                   ------ ------
   Finished Goods.................................................    688  2,508
   Work in Process................................................    504  2,509
                                                                   ------ ------
     Total Inventory.............................................. $1,192 $5,017
                                                                   ====== ======

Note 3--Other Assets

   A summary of other assets (in thousands):

                                                                    1998   1997
                                                                   ------ ------
   Investment in UICC............................................. $8,521 $8,521
   Investment in Tripath..........................................    725    725
   Deposits.......................................................    308    392
   Other Miscellaneous............................................     68    151
                                                                   ------ ------
     Total Other Assets........................................... $9,622 $9,789
                                                                   ====== ======

                                   OPTi INC.

Note 4--Obligations Under Capital Lease

   The Company leases certain machinery and equipment under capital leases. The related obligations under capital leases represent the present value of future minimum lease payments. Assets capitalized under leases totaled $6,656,000 and $6,876,000 at December 31, 1998 and 1997, respectively.
Accumulated amortization on these leased assets was $4,386,000 and $3,982,000 at December 31, 1998 and 1997, respectively.

   The aggregate minimum annual payments under capital lease obligations as of December 31, 1998, were as follows (in thousands):

   1999................................................................. $2,058
   2000.................................................................    939
   2001.................................................................    833
                                                                         ------
   Future minimum lease payments........................................  3,830
   Less amount representing interest....................................    334
                                                                         ------
   Present value of future minimum lease payments.......................  3,496
   Less current obligations under capital lease ........................  1,852
                                                                         ------
   Long-term obligations under capital lease............................ $1,644
                                                                         ======

Note 5--Shareholders' Equity

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

   Pro forma information regarding net loss and loss per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                   OPTi INC.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     1998      1997      1996
                                                   --------- --------- ---------
   Expected Life.................................. 5.0 years 4.5 years 4.5 years
   Expected volatility............................      0.57      0.62      0.60
   Risk Free Interest Rate........................     5.40%     6.23%     6.50%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     1998     1997      1996
                                                    -------  -------  --------
   Pro forma net loss.............................. $(5,693) $(8,670) $(16,800)
   Pro forma basic net loss per share.............. $ (0.47) $ (0.68) $  (1.35)
   Pro forma diluted net loss per share............ $ (0.47) $ (0.68) $  (1.35)

   Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

   During October 1996, the Company offered a repricing of stock options to all non-officers and directors. The repriced exercise price was for $5.32 per share. Approximately 1,100,000 options were repriced at that time

   The weighted average fair value of options granted under all stock option plans was $5.13, $3.49 and $2.86 for the years ending 1998, 1997 and 1996, respectively.

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

   The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                             Outstanding
                                                       -------------------------
                                                                   Weighted Ave
                                                        Shares    Exercise Price
                                                       ---------  --------------
   Outstanding at December 31, 1995................... 2,301,747      $ 5.39
     Granted..........................................   497,000      $ 5.42
     Exercised........................................  (667,621)     $ 1.74
     Canceled.........................................  (439,818)     $10.45
                                                       ---------
   Outstanding at December 31, 1996................... 1,691,308      $ 4.49
     Granted..........................................   130,000      $ 5.50
     Exercised........................................  (214,161)     $ 2.77
     Canceled.........................................  (191,714)     $ 7.30
                                                       ---------
   Outstanding at December 31, 1997................... 1,415,433      $ 4.30
     Granted..........................................   145,000      $ 5.13
     Exercised........................................  (855,873)     $ 3.02
     Canceled.........................................  (341,746)     $ 6.83
                                                       ---------
   Outstanding at December 31, 1998...................   362,814      $ 5.20
                                                       =========

                                   OPTi INC.

   Approximately 192,710, 1,021,787 and 1,128,716 options outstanding were exercisable as of December 31, 1998, 1997 and 1996, respectively.

 1995 Stock Option Plan

   The Company's 1995 Stock Option Plan (the "1995 Plan"), which was adopted in August 1995, provides for the granting of up to 2,500,000 nonstatutory stock options to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant.

   The activity under the 1995 Plan is as follows:

                                                            Outstanding
                                                     ---------------------------
                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding at December 31, 1995.................   626,922       $11.31
     Granted........................................ 2,073,000       $ 5.72
     Canceled.......................................  (489,348)      $10.05
                                                     ---------
   Outstanding at December 31, 1996................. 2,210,574       $ 5.17
     Granted........................................   395,500       $ 5.24
     Exercised......................................  (119,899)      $ 5.11
     Canceled.......................................  (899,920)      $ 5.25
                                                     ---------
   Outstanding at December 31, 1997................. 1,586,255       $ 5.06
     Granted........................................   189,000       $ 5.47
     Exercised......................................  (347,188)      $ 5.04
     Canceled.......................................  (614,299)      $ 5.21
                                                     ---------
   Outstanding at December 31, 1998.................   813,768       $ 5.06
                                                     =========

   Approximately 424,401, 666,432, and 328,772 options outstanding were exercisable as of December 31, 1998, 1997 and 1996, respectively.

 Stock Options Outstanding and Stock Options Exercisable:

   The following table summarizes information about the 1993 and 1995 Stock Option Plans at December 31, 1998:

                                       Options Outstanding                Options Exercisable
                            ------------------------------------------- ------------------------
                                        Weighted Average    Weighted                 Weighted
                              Number      Contractual       Average      Number      Average
   Range of Exercise Prices of Shares   Life (in years)  Exercise Price of Shares Exercise Price
   ------------------------ ---------   ---------------- -------------- --------- --------------
   $0.60--$1.88                6,289          2.67           $1.28         6,289      $1.28
   $3.44--$3.84               60,502          9.34           $3.45         6,647      $3.57
   $4.63                     433,062          8.37           $4.63       182,779      $4.63
   $5.13--$5.38              496,351          7.04           $5.31       355,140      $5.30
   $5.88--$9.50              180,378          8.56           $6.52        66,256      $6.88

 1993 Director Stock Option Plan

   In February 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan") and reserved 50,000 shares of common stock for issuance thereunder. Under this plan, non-employee directors are

                                   OPTi INC.

granted options to purchase common stock at 100% of fair market value on dates specified in the plan. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In May 1996, the Company's shareholders authorized an additional 50,000 shares for grant under the plan. For the years ended December 31, 1998 and 1997 21,333 and 43,999 shares at a weighted average price of $3.44 and $7.50 per share were granted. At December 31, 1998, 119,998 options with exercise prices of between $3.44 and $16.75 had been granted, of which 13,333 had been exercised, 50,666 were returned to the plan and an additional 28,665 were vested.

 1993 Employee Stock Purchase Plan

   In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1998, 149,399 shares were issued under the Purchase Plan.

 1996 Employee Stock Purchase Plan

   In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1998, 249,998 shares were issued under the Purchase Plan.

 Common Stock Reserved

   At December 31, 1998, the Company has reserved shares of common stock for future issuance as follows:

     1993 Employee Stock Purchase Plan..............................        601
     1996 Employee Stock Purchase Plan..............................          2
     1993 Directors Stock Option Plan...............................     86,667
     1993 Stock Option Plan (including the Evergreen Plan)..........    990,087
     1995 Stock Option Plan.........................................  2,024,541
                                                                     ----------
       Totals.......................................................  3,101,898
                                                                     ==========

 Warrants

   The Company issued a warrant to Creative Technology Ltd in November 1997 as part of the asset purchase agreement entered into between the companies. The warrant allows Creative Technology to purchase 200,000 shares of common stock at the purchase price of $10.00 per share. The warrant expires on November 25, 2002.

Note 6--Commitments

   The Company leases its facilities under noncancelable operating leases. At December 31, 1998, future minimum commitments related to these leases are as follows (in thousands):

       1999............................................................. $ 2,059
       2000.............................................................   2,083
       2001.............................................................   2,157
       2002.............................................................   1,669
                                                                         -------
         Total.......................................................... $ 7,968
                                                                         =======

                                   OPTi INC.

   The Company has entered into an agreement to sub-lease a facility that will reduce its commitment above by approximately $621,000, $648,000, $674,000, and $523,000 for the years 1999 through 2002, respectively. This sub-lease is for a facility that the Company has never occupied and will not have a material effect on the Company's financials.

   Rental expense for operating leases amounted to $1,402,000, $1,529,000, and $1,584,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

   The Company has a $10.0 million unsecured line of credit of which none was outstanding as of December 31, 1998. The credit is available through October 1999 and is subject to certain financial covenants. At December 31, 1998 the Company was in violation of the Profitability covenant and the Consolidated Tangible Net Worth covenant of the Agreement. The Company has obtained a waiver for these violations through December 31, 1998.

   In 1995, the Company entered into a manufacturing agreement and foundry venture agreement with United Microelectronics Corporation ("UMC"). Under the original terms of the agreements, the Company received an immediate supply of wafers from UMC and the Company committed to invest the equivalent of $30 million in cash for a 5% equity interest in the foundry venture. The Company made a payment of approximately $6.9 million in January 1996 per the original agreement. The terms of the agreement were subsequently changed so that the Company's commitment to invest any additional funds to the venture could have been eliminated and the Company would retain a prorated share of wafer supplies and equity ownership, based on its reduced total investment. The Company, based on the economic value of the foundry, made an additional investment in December 1997 for approximately $1.6 million, bringing its total investment to approximately $8.5 million. The Company does not have Board of Director or management representation in the foundry venture. Due to the Company's percentage ownership and limited influence on the operations of the foundry venture, the Company has accounted for this investment on the cost basis.

   At December 31, 1998, the Company had invested approximately $2 million in a design company focused on power amplification. This investment represents an approximate 10% equity interest in the design company. The investment was accounted for under the cost method of accounting. The design company's losses through December 31, 1998 were not significant.

Note 7--Concentrations

 Credit Risks and Major Customers

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in fiscal 1998. The Company sold approximately $17 million of mobile core logic to Compaq and its subcontractors, representing a combined 43% of net sales for that period. Also in fiscal 1998 the Company sold to Apple Computer and its subcontractors approximately $4 million in USB products, representing a combined 11% of net sales for that period. In 1997, the Company sold approximately $27 million of mobile core logic product to Compaq and its subcontractors, representing a combined 40% of net sales for that period. In 1996, the Company sold approximately $37 million of chipsets to Compaq and its subcontractors, representing a combined 31% of net sales in that period. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

                                   OPTi INC.

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 21% of the Company's receivables at December 31, 1998 were with these customers.

 Suppliers

   The Company's reliance on independent foundries and packaging houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1995, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a particular product.

 Products

   The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenues. In the first half of 1999, the Company will be highly dependent on continued revenue contributions from its principal notebook product line and its USB controller. In the second half of 1998, the Company will rely heavily upon the successful product transitions into its LCD graphic panel controller chip for the flat panel display marketplace. Any significant shortfall in sales for the Company's current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company's financials.

Note 8--Segment Information

   Sales of the Company's product based on customer location were as follows (in thousands):

                                                        Year Ended December 31,
                                                        ------------------------
                                                         1998    1997     1996
                                                        ------- ------- --------
   Taiwan.............................................. $22,761 $39,979 $ 67,512
   Japan...............................................   6,085   8,773    5,327
   Singapore...........................................   5,138   8,511   20,816
   Other Far East......................................     436   3,285    1,662
   Europe/Other........................................     175     220    7,241
   United States.......................................   5,408   7,014   16,167
                                                        ------- ------- --------
     Total Sales....................................... $40,003 $67,842 $118,725
                                                        ======= ======= ========

Note 9--Bonuses

   In 1993, the Company adopted the OPTi Inc. Bonus Plan (the "Bonus Plan"). Under the Bonus Plan the maximum aggregate quarterly amount of bonuses, including officers, may not exceed 10% of pre-tax, pre-bonus income for the quarter. The bonus is generally based on the success of the employee in achieving goals and the Company's performance as a whole. The Company recorded bonuses of $1,196,000, $1,449,000, and $1,156,000 for the years ended December 31, 1998, 1997 and 1996, respectively, which were allocated as shown below (in

                                   OPTi INC.

thousands). Bonuses paid to research and development personnel in 1997 and 1998 include bonuses to attract and retain high quality engineering talent.

                                                            1998   1997   1996
                                                           ------ ------ ------
   Research and development............................... $  959 $  625 $  834
   Selling, general and administrative....................    237    824    322
                                                           ------ ------ ------
                                                           $1,196 $1,449 $1,156
                                                           ====== ====== ======

Note 10--Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                           1998  1997    1996
                                                           ---- ------  -------
   Federal:
     Current.............................................. $238 $( 137) $(3,116)
     Deferred.............................................   --  9,888   (3,372)
                                                           ---- ------  -------
                                                            238  9,751    (6488)
   State:
     Current..............................................   --     --     (185)
     Deferred.............................................   --     --     (963)
                                                           ---- ------  -------
                                                             --     --   (1,148)
                                                           ---- ------  -------
   Foreign:
     Current..............................................   47    121       --
     Deferred.............................................   --     --       --
                                                           ---- ------  -------
                                                             47    121       --
   Total.................................................. $285 $9,872  $(7,636)
                                                           ==== ======  =======

   A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

                                                     1998     1997    1996
                                                    -------  ------  -------
   Income taxes computed at the federal statutory
    rate........................................... $(1,485) $1,502  $(7,611)
   Net operating losses not benefitted.............   1,485      --       --
   State taxes (net of federal benefit)............      --      --     (746)
   Benefit of net operating income.................      --  (1,502)      --
   Alternative minimum taxes.......................     238      93       --
   Valuation reserve movement......................      --   9,888      699
   Foreign Taxes...................................      47     121       --
   Other individually immaterial items.............      --    (230)      22
                                                    -------  ------  -------
                                                    $   285  $9,872  $(7,636)
                                                    =======  ======  =======

                                   OPTi INC.

   The components of deferred taxes consist of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
   Deferred tax assets:
     Inventory reserve...................................... $  3,801  $  5,355
     Credit carryforwards...................................    4,875     2,066
     Capitalized research & development costs...............      913     1,103
     Accounts receivable reserve............................      309       620
     Reserve for sales return...............................      154       159
     Net operating losses...................................    6,689     4,889
     Amortization...........................................    1,690       397
     Other individually immaterial items....................      313       130
                                                             --------  --------
       Total deferred tax assets............................   18,744    14,719
       Valuation Allowance..................................  (16,940)  (12,837)
                                                             --------  --------
                                                                1,804     1,882
                                                             --------  --------
   Deferred tax liabilities:
     Non-recurring engineering..............................       --        --
     Depreciation...........................................   (1,804)   (1,882)
                                                             --------  --------
       Net deferred tax assets.............................. $     --  $     --
                                                             ========  ========

   The valuation allowance decreased by $4,103,000 and $10,668,000 in 1998 and 1997, respectively.

   At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $18.4 million and $6.2 million, respectively, expiring in the years 2001 through 2017. At December 31, 1998, the Company had tax credit carryovers of approximately $2.5 million and $2.0 million for federal and state purposes, expiring in the years 2007 through 2012. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $497,000 that will not expire.

   The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997and $1,470,000 in 1996. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Note 11--Employee Benefit Plan

   Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently does not match employee contributions made to the savings plan. Administrative costs of the plan are immaterial.

Note 12--Contingencies

   In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which named the Company and several of its officers and directors as defendants, alleged violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In December 1997, the Company and its insurance carriers reached a settlement with the plaintiffs in regards to this suit. The Company was responsible for approximately $500,000 of the settlement

                                   OPTi INC.

amount, which was paid in fiscal 1998. While, the Company claims no wrongdoing in regards to this matter it believed that the expense and time spend to continue to defend its position would have been more costly than the actual settlement.

   In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a subsidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller products. The suit is seeking judgement that Crystal's patents in suit are enforceable and are infringed, a preliminary and permanent injunction from the acts of infringement of Crystal's patents in the suit,an award of damages, an award of treble damages for willful nature of the defendants' infringement, and judgement for costs and reasonable attorney fees. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

   In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. This suit is a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets.

   On February 26, 1999, the Lemelson Foundation filed a complaint in the United States District Court for the district of Arizona against the Company and 87 other defendant companies claiming patent infringement. No complaint has actually been served against the Company. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

Note 13--Restructuring

   During the second quarter of 1997 the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $1,213,000 (approximately $600,000 of which related to non-cash activities) which included approximately $140,000 associated with the termination of approximately 30 employees primarily at the Company's headquarters in Milpitas, CA, approximately $335,000 for costs associated with vacating leased facilities, approximately $600,000 for the write-down of capital assets, and approximately $138,000 in other charges. At December 31, 1997 all activities had been completed and all liabilities had been paid.

Note 14--Sale of Audio Line

   On November 26, 1997, the Company sold some of the assets associated with its Audio line, substantially under the terms of the Asset Purchase Agreement dated November 22, 1997, to Creative Technology Ltd., ("Creative"), an unaffiliated, Singapore corporation.

   Under the terms of the Asset Purchase Agreement, the Company transferred to Creative all of the Audio line assets except for the related accounts receivable and inventory. All liabilities of the audio line were retained by the Company except for certain obligations relating to licensing agreements and a supply contract. At the closing, Creative paid the Company $14,000,000 in cash and issued a warrant to purchase 200,000 Shares of OPTi's Common Stock at a price of $10.00 per share expiring in 2002.

   The Company recognized a net gain of $12.4 million as a result of the sale of the Audio line. This gain is derived from the cash proceeds of $14.0 million offset, by expenses of $0.2 million for fixed assets, $0.8 million for inventory write-down, $0.5 million for write-down of prepaid assets, and $0.1 million for legal costs related to the transaction.

                                   OPTi INC.

   The Company's revenues from the sale of its audio products represented approximately 28% and 27% of the Company's revenues in 1996 and the first nine months of 1997, respectively. Fourteen million dollars of the purchase price, paid in cash, is being used by the Company to fund its daily activities; however, by selling the Audio line, the Company loses a significant source of continued revenue.

Note 15--Subsequent Events (Unaudited)

   In January 1999, the Company entered into an agreement to sub-lease one floor of its facility for the period of January 4, 1999 to December 31, 1999. This sub-lease agreement will reduce the company's commitment on leased facilities by $368,000 and $384,000 for the years 1999 and 2000, respectively. In February, the Company entered into an additional sub-lease agreement for the additional floor of the same facility for the period of February 19, 1999 to December 31, 2000, with a renewal provision for the period of January 1, 2001 to the end of the lease at October 2002. The renewal provision has to be exercised 270 days prior to December 31, 2000. If the renewal option is exercised the sublessor has the ability to lease the existing floor space or the entire building. This sublease agreement will reduce the Company's commitment above by $323,000 and $384,000 for the years 1999 and 2000.

   0n March 4, 1999, the Company entered into an agreement with UMC to sell UMC approximately 24.0 million shares of stock of the joint venture wafer fabrication plant located in Taiwan for a purchase price of approximately $8.5 million. The Company received the cash on March 19, 1999. Following the sale, the Company holds no shares of stock of the joint venture.

                                   OPTi Inc.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                               Additions
                                      Balance  Charged to             Balance
                                     Beginning Costs and              at End
                                     of Period  Expenses  Deductions of Period
                                     --------- ---------- ---------- ---------
   Year ended December 31, 1996
     Allowance for doubtful
      accounts......................  $  850      $425          --    $1,275
   Year ended December 31, 1997
     Allowance for doubtful
      accounts......................  $1,275      $325          --    $1,600
   Year ended December 31, 1998
     Allowance for doubtful
      accounts......................  $1,600      $421     $1,221(1)  $  800

  --------
  (1) Represents specific write-off of accounts.