Form 10-Q
period 1999-03-31
OPTI INC
filed 1999-05-17
CIK 899297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -------------------------------

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________


                       -------------------------------


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


  The number of shares outstanding of the registrant's common stock as of
                        March 31, 1999 was 10,823,999

================================================================================

                                 OPTi, Inc.

                                  FORM 10-Q

                For the Quarterly Period Ended March 31, 1999

                                    INDEX


Part I. Financial Information                                              Page
                                                                           ----
        Item 1.  Financial Statements
                 a) Condensed Consolidated Statements of Operations          3
                     for the three months ended March 31, 1999 and 1998

                 b) Condensed Consolidated Balance Sheets                    4
                     as of March 31, 1999 and December 31, 1998

                 c) Condensed Consolidated Statements of Cash Flows          5
                     for the three months ended March 31, 1999 and 1998

                 d) Notes to Condensed Consolidated Financial Statements   6-8


        Item 2.  Management's Discussion and Analysis of Financial        9-14
                 Condition and Results of Operations


Part II. Other Information

       Item 1.  Legal Proceedings                                           15

       Item 2.  Changes in Securities                                       15

       Item 3.  Defaults on Senior Securities                               15

       Item 4.  Submission of Matters to a Vote of Shareholders             15

       Item 5.  Other Information                                           15


Signatures                                                                  16

                                   OPTi Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                           ----------------------------------------
                                                                 1999                    1998
                                                           ----------------        ----------------
                                                            (000's omitted, except per share data)
Net Sales                                                           $7,156                  $9,845

Costs and expenses:
     Cost of sales                                                   4,565                   7,381
     Research and development                                        2,095                   2,363
     Selling, general, and
       administrative                                                1,988                   2,998
                                                        ------------------     -------------------
Total costs and expenses                                             8,648                  12,742
                                                        ------------------     -------------------

Operating loss                                                      (1,492)                 (2,897)
Interest and other income, net                                         708                   1,067
                                                        ------------------     -------------------

Income/(Loss) before income
     tax benefit                                                      (784)                 (1,830)
Income tax Provision/(Benefit)                                          --                      --
                                                        ------------------     -------------------

Net loss                                                             ($784)                ($1,830)
                                                        ==================     ===================

     Basic and diluted net loss per share                           ($0.07)                 ($0.14)
                                                        ==================     ===================

     Shares used in computing basic and
          diluted per share amounts                                 10,813                  13,191
                                                        ==================     ===================

                            See accompanying notes.

                                   OPTi Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,                    December 31,
                                                                         1999                          1998
                                                                  -------------------           --------------------
                                                                      (Unaudited)                   (See Note 1)
Assets
                                                                                            (000's omitted)
   Current assets
       Cash and cash equivalents                                             $64,966                        $56,653
       Short-term investments                                                  4,250                          4,250
       Accounts receivable, net                                                1,949                          3,232
       Inventories                                                               819                          1,192
       Other current assets                                                      397                            944
                                                                  -------------------           --------------------
          Total current assets                                                72,381                         66,271

   Property and equipment, net                                                 3,764                          5,682
   Other assets                                                                1,122                          9,622
                                                                  -------------------           --------------------
          Total assets                                                       $77,267                        $81,575
                                                                  ===================           ====================

Liabilities and Shareholders' Equity

   Current liabilities
       Accounts payable                                                       $3,408                         $5,991
       Other current liabilities                                               3,879                          4,489
                                                                  -------------------           --------------------
          Total current liabilities                                            7,287                         10,480

   Long term liabilities
       Long-term obligations under capital lease                               1,250                          1,644
       Other long-term liabilities                                               166                            166

   Commitments and contingencies

   Shareholders' equity:
       Preferred stock, no par value:
         Authorized shares -- 5,000
         No shares issued or outstanding                                          --                             --
       Common stock, no par value:
         Authorized shares -- 50,000
         Issued and outstanding shares -- 10,824 in 1999
         10,811 in 1998                                                       39,460                         39,397
       Retained earnings                                                      29,104                         29,888
                                                                  -------------------           --------------------
          Total shareholders' equity                                          68,564                         69,285
                                                                  -------------------           --------------------
          Total liabilities and shareholders' equity                         $77,267                        $81,575
                                                                  ===================           ====================

Note 1 - The consolidated  balance sheet at December 31, 1998 has been derived from the audited financial statements.

                            See accompanying notes.

                                  OPTi Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                       Three months Ended March 31,
                                                                    1999                         1998
                                                               --------------------------------------------
                                                                              (000's omitted)
Operating Activities:

     Net loss                                                      ($784)                    ($1,830)
     Adjustments:
        Depreciation                                               1,483                       1,474
        Amortization                                                  --                         123
        Changes in assets and liabilities:
          Accounts receivable                                      1,283                       3,038
          Inventories                                                373                       2,925
          Other assets                                               552                         491
          Accounts payable                                        (2,583)                     (8,657)
          Other current liabilities                                 (610)                       (125)
                                                        ----------------             ---------------
              Net cash used in
               operating activities                                 (286)                     (2,561)

Investing Activites:

     Purchase of property and equipment                              (42)                        (71)
     Proceeds from Sale/Return of property and equipment             477                          --
     Sale of Investment in UICC foundry                            8,495                          --
     Purchase of short-term investments                          (11,600)                    (23,900)
     Sale of short-term investments                               11,600                      23,900
                                                        ----------------             ---------------
             Net cash provided by/ (used in)
             investing activities                                  8,930                         (71)
                                                        ----------------             ---------------

Financing Activities:

     Net proceeds from sale of common stock                           63                       1,111
     Payment of long-term liabilities                               (394)                       (219)
                                                        ----------------             ---------------
              Net cash provided by/ (used in)
               financing activities                                 (331)                        892
                                                        ----------------             ---------------

     Net increase/(decrease) in cash
      and cash equivalents                                         8,313                      (1,740)

     Cash and cash equivalents
       beginning of period                                        56,653                      63,832
                                                        ----------------             ---------------

     Cash and cash equivalents
       end of period                                             $64,966                     $62,092
                                                        ================             ===============

                            See accompanying notes.

                                 OPTi  Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999


1.  Basis of presentation
-------------------------

    The information at March 31, 1999 and 1998 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.


2.  Net loss per share
----------------------

    The Company follows the provisions of Statement of Financial Accounting Standards No.128, "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using weighted average number of outstanding shares of common stock plus dilutive common stock equilavents.

    The following table sets forth the computation of basic and diluted net loss per share:

(In thousands, except per share data)   Quarter Ended March 31,

                                            1999       1998
                                          --------   --------
        Numerator:
             Net loss                      $ (784)   $ (1,830)
                                          --------   --------
        Denominator for basic
             loss per share
             weighted average shares       10,813      13,191
                                          -------    --------
        Effect of dilutive securities:
             Employee stock options            --          --
        Denominator for diluted
             loss per share                10,813      13,191
                                          -------    --------
        Basic and diluted net loss
             per share                    $ (0.07)   $  (0.14)
                                          -------    --------


The calculation of diluted net loss per share for the three months ended March 31, 1999 and 1998 exclude the impact of 1,176,582 and 2,767,108 outstanding options, respectively, as well as 200,000 shares issuable through the conversion of outstanding warrants, as their impact would be anti-dilutive.

3.  Investment in debt and equity securities
--------------------------------------------

    The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At March 31, 1999, the Company had approximately $4.3 million in high quality, auction rate preferred securities with reset dates every thirty-five days. At March 31, 1999, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the first quarter of 1999 as all investments were held to maturity during the period. At March 31, 1999, the fair value of the short-term investment approximates cost.

4.  Inventories
---------------

    Inventories consist of finished goods and work in process (in thousands):

                                    March 31, 1999  December 31, 1998
                                    --------------  -----------------

           Finished Goods               $  749             $  688
           Work in process                  70                504
                                        ------             ------
                                        $  819             $1,192
                                        ------             ------

5.  Other Assets
----------------

    A summary of other assets (in thousands):
                                              March 31, 1999  December 31, 1998
                                              --------------  -----------------
    Investment in Tripath                        $  725             $  725
    Deposits                                        250                308
    Investment in UICC                               --              8,521
    Other Miscellaneous                             147                 68
                                                 ------             ------
       Total Other Assets                        $1,122             $9,622
                                                 ======             ======

6.  Segment Information
-----------------------

    Sales of the Company's product based on customer location were as follows (in thousands):

                                         Quarter ended March 31,
                                          1999             1998
                                          ----             ----
    Taiwan                              $ 2,334          $ 6,370
    Singapore                             2,450              343
    Japan                                   861            1,425
    Other Far East                          184               38
    United States                         1,282            1,638
    Europe Other                             45               31
                                        -------          -------
       Total Net Sales                  $ 7,156          $ 9,845
                                        =======          =======

7.  Litigation
--------------

    In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, a susidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International infringed upon patents held by Crystal. These patents relate to the "Codec" module incorporated in various audio controller products. The suit is seeking judgement that Crystal's patents in suit are enforceable and are infringed, a preliminary and permanent injuction from the acts of infringement of Crystal's patents in the suit,an award of damages, an award of treble damages for willful nature of the defendants' infringement, and judgement for costs and reasonable attorney fees. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

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


8.  Use of Estimates
--------------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


9.  Taxes
---------

    The Company recorded no tax provisions in the first quarter of 1999 and 1998. The 1999 and 1998 benefit rate is less than the the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


10. Comprehensive Income/Loss
------------------------

    In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive loss for each of the three month periods ended March 31, 1999 and 1998 was equal to net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below in this
Item 2.

OPTi was founded in 1989 and is an independent volume supplier of semiconductor products to the personal computer market. During 1998, the Company shipped more than four million core logic, peripheral products (such as USB controllers and docking stations), and audio chipsets to over 100 PC and motherboard manufacturers and add-on board manufacturers located primarily in Asia and the U.S.

The past year was one of continued transition for the Company as it continued to experience a significant reduction in revenue and continued its initiative to develop technologies for future product applications to substitute for declining revenues in the core logic market. If the Company is unable to make this transition successfully it would have a material adverse impact on operating results.

For the quarter ended March 31, 1999, the Company reported net sales of $7,156,000, as compared to net sales of $9,845,000 for the quarter ended March 31, 1998. This decrease in net sales for the three month period ending March 31, 1999, as compared to the quarter ending March 31, 1998, is due primarily to the sale of the audio division to Creative Technology Ltd. in November 1997, and core logic chipsets. The decrease was partially offset by an increase in the sale of the Company's USB controller device, the 82c861.

Cost of sales for the quarter ended March 31, 1999 decreased to $4,565,000 which resulted in a gross margin of approximately 36.2%, as compared to $7,381,000, which resulted in a gross margin of approximately 25.0% for the quarter ended March 31, 1998. This increase in gross margin as a percentage of sales for the three month period ended March 31, 1999 as compared to the similar period ended March 31, 1998 is primarily due to reduced wafer and assembly costs and benefits from product mix changes as the Company began volume shipments of its 82c861, USB controller chip which carries margins above the historical levels.

Research and development costs decreased to $2,095,000 for the quarter ended March 31, 1999, as compared with $2,363,000 for the quarter ended March 31, 1998. This decrease is primarily attributable to reduced headcount related expenses due to the Company discontinuing development in the core logic area as of February 1999. During the quarter ended March 31, 1999 the Company incurred approximately $600,000 in expenses due to impaired assets and severance costs relating to the discontinuation of the core logic development programs.

Selling, general, and administrative costs were $1,988,000 in the quarter ended March 31, 1999 as compared with $2,998,000 in the comparable period of 1998. This decrease is primarily attributable to lower sales related expenses as a result of decreased sales and lower employee related expenses due to lower marketing and sales headcount after the sale of the audio group.

Interest and other income, net was $708,000 and $1,067,000 for the quarters ended March 31, 1999 and 1998, respectively. This decrease is primarily due to a one time benefit during the quarter ended March 1998 of approximately $200,000 for the settlement of a dispute with a customer, and a lower average cash balance during the first quarter of 1999 as compared with the first quarter of 1998 as a result of the Company's stock repurchase program, which was initiated on June 2, 1998 and ended in the third quarter of 1998.

The Company recorded no tax provision during the first quarter of 1999 and 1998, as a result of incurring losses in those periods.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased to $69,216,000 at March 31, 1999 from $60,903,000 at December 31, 1998. Working capital for the same period increased to $65,094,000 from $55,791,000 at December 31, 1998. During the first three months of 1999, operating activities used $0.3 million of cash. Cash used in operations was primarily due to a $2.6 million reduction in accounts payable,caused by a reduction in inventory purchases, and a $0.6 million decrease in other current liabilities, offset, in part by a $1.3 million decrease in accounts receiveable, due to lower sales during the quarter, $0.4 million reduction in inventory, and a $0.6 million reduction in other assets. In addition, investing activities related to capital equipment and short-term investments provided $8.9 million in the first quarter of 1999, primarily from the sale of the Companys investment in its joint venture foundry, UICC, in Taiwan. Financing activities used $0.3 million in the quarter ended March 31, 1999 as compared to providing $0.9 million in 1998.
The financing use of cash in 1999 was primarily related to a reduction of long-term liabilities.

At March 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $69.2 million and working capital of approximately $65.1 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

Year 2000 Readiness

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. Although the Company believes its semiconductor products are in Year 2000 compliance, the Company has determined that certain of its products are not and will not be Year 2000 compliant. The products that will not be Year 2000 compliant should not adversely effect the Company. However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS and software and components provided by companies other than OPTi. The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. In addition, the Company has contacted some of its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers and the customers are under no contractual obligation to provide such information to the Company.

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

The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of the third fiscal quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been material. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $500,000 over the current fiscal year. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

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

Factors Affecting Earnings and Stock Price

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from Intel and other suppliers, price competition, ongoing rapid price declines, changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, one or more of these factors may adversely affect the Company's operating results in any given period.

Price Competition

The markets for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level or that a further substantial reduction in chipset prices will not result in lower profitability or losses.

Changes in Customer Demand

The Company currently places non-cancelable orders to purchase products from independent foundries, while its customers generally place purchase orders with a significantly shorter lead-time, which may be canceled without significant penalty. In the past, the Company has experienced order cancellations and deferrals and expects that it will experience cancellations in the future from time to time. Any such order cancellations, deferrals, or a shortfall in a receipt of orders, as compared to order levels expected by the Company, could have a significant adverse effect on the Company's operating results in any given period.

Product Transitions and the Timing and Delivery of New Products

The market for mobile core logic products and preipheral products, the sale of which make up the bulk of the Company's revenues, are characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company expects that the revenues from mobile core logic will decline in 1999 from 1998.

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

Each of the product segments in which the Company offers new products are intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products that the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

Customer Concentration

The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in the first quarter of 1999 or fiscal 1998. The Company sold approximately $2.0 million and $17.1 million of mobile core logic to Compaq and its subcontractors, approximately representing a combined 29% and 43% of net sales for the quarter ended March 31, 1999 and fiscal 1998, respectively. Also in the first quarter of 1999 and fiscal 1998 the Company sold to Apple Computer and its subcontractors approximately $2.4 and $4.4 million in USB products, representing a combined 34% and 11% of net sales for those periods, respectively The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

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

The Company has no long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects that it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed or delayed with limited or no penalties. The replacement of cancelled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's customers or their customers could have a material effect on the Company's business, financial condition and results of operation.

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 29% and 21% of the Company's receivables at March 31, 1999 and December 31, 1998, respectively, were with these types of customers.

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

Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to risks of, and has in the past accumulated, excess or obsolete inventory due to an unexpected reduction in demand for a particular product. The manufacture of chipsets is a complex process and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company's ability to meet customer demand for its products. Should any of its major suppliers be unable or unwilling to continue to manufacture the Company's key products in required volumes, the Company would have to identify and qualify acceptable additional foundries. This qualification process could take up to six months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy any of the Company's requirements on a timely basis. The semiconductor industry experiences cycles of under-capacity and over-capacity, which have resulted in temporary shortages of products in high demand. Any such delivery problems in the future could materially and adversely affect the Company's operating results.

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

The Company intends to continue to shift a substantial amount of its capacity too increasingly dense sub-micron processes. The Company has limited experience with processes below .45 micron, which are increasingly more complex. Although the Company extensively tests hardware products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The occurrence of any such errors could have a materially adverse effect on the Company's product introduction schedule and operating results.

Dependence on Sales Outside of North America

Sales to customers located outside of North America accounted for approximately 82%, and 86% of the Company's total revenue for the three-month period ending March 31, 1999 and the twelve-month period ending December 31, 1998, respectively. In fiscal 1999, the Company expects that a large portion of its revenue will be from sales to customers outside of North America, particularly to manufacturers located in the Asia-Pacific region, which sells their products worldwide. These sells are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the majority of the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's integrated curcuits products in non-US markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The Company competes in markets that are intensely competitive. The Company believes that its ability to compete successfully depends upon a number of factors including price, performance, the timely delivery of new products by the Company, the introduction of new products by its competitors, product features, the emergence of new industry standards, quality and customer support. There can be no assurances that the Company will continue to compete successfully with respect to any one or more of these factors. The Company has experienced loss of market share in the core logic area to some of its competitors in the past.

Dependence on Key Personnel

The Company's performance will be substantially dependent on the performance of its executive officers and key employees. Given the Company's early stage of development of its peripheral products (LCD panel controller and IEEE1394 products), the Company will be dependent on its ability to attract, retain and motivate high quality personnel, especially its management and development teams. The Company does not have "key personnel" life insurance policies on any of its employees. The loss of the services of any of its executive officers, technical personnel or other key employees would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's success depends on its ability to identify, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 5. Exhibits and Reports on Form 8-K.
        (a) Exhibits:
            27 Financial Data Schedule
        (b) Reports on Form 8-K:
            The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OPTi Inc.


     Date:  05/13/99            By:  /s/  Michael Mazzoni
                                     -----------------------
                                          Michael Mazzoni
                                     Signing on behalf of the Registrant
                                        and as Chief Financial Officer