Form 10-Q
period 1999-06-30
OPTI INC
filed 1999-07-22
CIK 899297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ______ to

                          _________________   ______

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


The number of shares outstanding of the registrant's common stock as of June 30,
                              1999 was 10,937,349

                                  OPTi, Inc.

                                   FORM 10-Q

                 For the Quarterly Period Ended June 30, 1999

                                     INDEX


Part I.   Financial Information

     Item 1.   Financial Statements                                        Page
                                                                           ----
               a) Condensed Consolidated Statements of Operations             3
                  for the three months and six months ended June 30, 1999
                  and 1998

               b) Condensed Consolidated Balance Sheets                       4
                  as of June 30, 1999 and December 31, 1998

               c) Condensed Consolidated Statements of Cash Flows             5
                  for the six months ended June 30, 1999 and 1998

               d) Notes to Condensed Consolidated Financial Statements      6-9


     Item 2.   Management's Discussion and Analysis of Financial          10-16
               Condition and Results of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings                                             18

     Item 2.   Changes in Securities                                         18

     Item 3.   Defaults on Senior Securities                                 18

     Item 4.   Submission of Matters to a Vote of Shareholders               18

     Item 6.   Exhibits and Reports on Form 8-K                              18

Signatures                                                                   19

                                    OPTI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------      -------------------------
                                                    1999             1998             1999          1998
                                                 -----------     -----------      -----------    ----------
                                                             (000's omitted, except per share data)
Net Sales                                             $6,582          $8,632          $13,738        $18,477

Costs and expenses:
     Cost of sales                                     4,334           6,201            8,899         13,582
     Research and development                          1,221           2,856            3,316          5,219
     Selling, general, and
       administrative                                  5,106           2,497            7,094          5,495
                                                 -----------     -----------      -----------     ----------
Total costs and expenses                              10,661          11,554           19,309         24,296
                                                 -----------     -----------      -----------     ----------

Operating loss                                        (4,079)         (2,922)          (5,571)        (5,819)
Interest and other income, net                           804             859            1,512          1,926
                                                 -----------     -----------      -----------     ----------

Net loss                                             ($3,275)        ($2,063)         ($4,059)       ($3,893)
                                                 ===========     ===========      ===========     ==========

     Basic and diluted net loss per share             ($0.30)         ($0.15)          ($0.37)        ($0.29)
                                                 ===========     ===========      ===========     ==========
     Shares used in computing basic and
          diluted per share amounts                   10,875          13,390           10,844         13,291
                                                 ===========     ===========      ===========     ==========

                             See accompanying notes.

                                  OPTI  INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                    December 31,
                                                                         1999                          1998
                                                                  -------------------           -------------------
                                                                      (Unaudited)                   (See Note 1)
Assets
                                                                                     (000's omitted)
    Current assets

       Cash and cash equivalents                                              $67,258                       $56,653
       Short-term investments                                                   4,250                         4,250
       Accounts receivable, net                                                 1,657                         3,232
       Inventories                                                              1,364                         1,192
       Other current assets                                                       462                           944
                                                                  -------------------           -------------------
          Total current assets                                                 74,991                        66,271

    Property and equipment, net                                                 2,844                         5,682
    Other assets                                                                1,115                         9,622
                                                                  -------------------           -------------------

          Total assets                                                        $78,950                       $81,575
                                                                  ===================           ===================

Liabilities and Shareholders' Equity

    Current liabilities
       Accounts payable                                                        $5,596                        $5,991
       Other current liabilities                                                6,217                         4,489
                                                                  --------------------          -------------------
          Total current liabilities                                            11,813                        10,480

    Long term liabilities
       Long-term obligations under capital lease                                1,086                         1,644
       Other long-term liabilities                                                180                           166

    Commitments and contingencies

    Shareholders' equity:
       Preferred stock, no par value:
         Authorized shares -- 5,000
         No shares issued or outstanding                                          ---                           ---
       Common stock, no par value:
         Authorized shares -- 50,000
         Issued and outstanding shares -- 10,937 in 1999
         10,811 in 1998                                                        40,042                        39,397
       Retained earnings                                                       25,829                        29,888
                                                                  --------------------          -------------------
          Total shareholders' equity                                           65,871                        69,285
                                                                  --------------------          -------------------

          Total liabilities and shareholders'
            equity                                                            $78,950                       $81,575
                                                                  ====================          ===================

Note 1 - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements.

                            See accompanying notes.

                                   OPTI Inc.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                         Six months Ended June 30,
                                                                    1999                           1998
                                                               -----------------------------------------------
                                                                              (000's omitted)
Operating Activities:

     Net loss                                                          ($4,059)                     ($3,893)
     Adjustments:
         Depreciation                                                    2,493                        3,586
         Amortization                                                      ---                          250
         Changes in assets and liabilities:
           Accounts receivable                                           1,575                        6,901
           Inventories                                                    (172)                       3,616
           Other assets                                                    494                         (441)
           Accounts payable                                               (395)                      (5,826)
           Other current liabilities                                     1,728                          193
                                                               ---------------                -------------
               Net cash provided by
                operating activities                                     1,664                        4,386

Investing Activites:

     Purchase of property and equipment                                   (132)                        (332)
     Sale/Return of property and equipment                                 477                          ---
     Sale of Investment in UICC foundry                                  8,495                          ---
     Purchase of short-term investments                                (23,350)                     (40,748)
     Sale of short-term investments                                     23,350                       40,500
                                                               ---------------                -------------
              Net cash provided by/ (used in)
              investing activities                                       8,840                         (580)
                                                               ---------------                -------------
Financing Activities:

     Stock Repurchases                                                     ---                       (5,032)
     Net proceeds from sale of common stock                                645                        3,366
     Payment of long-term liabilities                                     (544)                        (515)
                                                               ---------------                -------------
        Net cash provided by/ (used in)
                financing activities                                       101                       (2,181)
                                                               ---------------                -------------
     Net increase in cash and cash
        equivalents                                                     10,605                        1,625

     Cash and cash equivalents
       beginning of period                                              56,653                       63,832
                                                               ---------------                -------------
     Cash and cash equivalents
       end of period                                                   $67,258                      $65,457
                                                               ---------------                -------------

                             See accompanying notes.

                                   OPTi Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

1.   Basis of presentation
     ---------------------

     The information at June 30, 1999 and 1998 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998


2.   Net loss per share
     ------------------

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

          The following table sets forth the computation of basic and diluted net loss per share:


(In thousands, except per share data)       Quarter Ended June 30,              Six Months Ended June 30,

                                            1999                 1998          1999              1998
                                            --------------------------         ------------------------
Numerator:
     Net loss                               $(3,275)          $(2,063)         $(4,059)         $(3,893)
                                            -------           -------          -------          -------
Denominator for basic
     loss per share
     weighted average shares                 10,875            13,390           10,844           13,291
                                            -------           -------          -------          -------
Effect of dilutive securities:
     Employee stock options                     ---               ---              ---              ---
Denominator for diluted
                                            -------           -------          -------          -------
     loss per share                          10,875            13,390           10,844           13,291
                                            =======           =======          =======          =======
Basic and diluted net loss
     per share                              $ (0.30)          $ (0.15)         $ (0.37)         $ (0.29)
                                            =======           =======          =======          =======

3.   Investment in debt and equity securities
     ----------------------------------------

     The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. At June 30, 1999, the Company had approximately $4.3 million in high quality, auction rate preferred securities with reset dates every thirty-five days. At June 30, 1999, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the second quarter of 1999 as all investments were held to maturity during the period. At June 30, 1999, the fair value of short-term investments, approximates cost.

4.   Inventories
     -----------

         Inventories consist of finished goods and work in process (in thousands):

                                            June 30, 1999     December 31, 1998
                                           --------------     -----------------
               Finished Goods                $   912              $   688
               Work in process                   452                  504
                                             -------              -------
                                             $ 1,364              $ 1,192
                                             -------              -------

5.   Other Assets
     ------------

          A summary of other assets (in thousands):

                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------
          Investment in Tripath                 $   725           $   725
          Deposits                                  240               308
          Investment in UICC                        ---             8,521
          Other Miscellaneous                       150                68
                                                -------           -------
                   Total Other Assets           $ 1,115           $ 9,622
                                                =======           =======

6.   Segment Information
     -------------------

          Sales of the Company's product based on customer location were as follows (in thousands):

                                                 Six months ended June 30,
                                                    1999          1998
                                                    ----          ----

          Taiwan                               $   4,539     $  11,843
          Singapore                                4,940           604
          Japan                                    1,662         2,946
          Other Far East                             353            44
          United States                            2,140         2,968
          Europe Other                               104            72
                                               ---------     ---------
                   Total Net Sales             $  13,738     $  18,477
                                               =========     =========

7.   Litigation
     ----------

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, Inc. ("Crystal'), a susidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International, Inc. and its Singapore parent company, Tritech Microelectronics Pte, Ltd. (collectively "Tritech") infringe three patents owned by Crystal. These patents relate to the analog-to-digital coder-decoder ("codec") module that was designed by Tritech and incorporated into integrated PC audio chips formerly sold by the Company. The suit seeks injunctive relief and damages.

A jury trial was held in this action from May 3-13, 1999. On May 17, 1999, the jury returned a verdict that all of the asserted claims of the patents in suit are valid and were infringed by the accused OPTi and TriTech products. The jury further found that Tritech's infringement, but not OPTi's, was willful and deliberate. The jury was asked to consider separately three different damages allegations. The first was that Crystal lost profits because sales that it would otherwise have made were in fact made by the defendants ("lost profits"). The second was that the defendants' conduct had caused Crystal to reduce its selling prices from what they otherwise would have been during the period of infringement ("price erosion"). The third allegation was for the statutory alternative to lost profits, a "reasonable royalty". The jury was asked to consider these questions with respect to the defendants as a group and, of that amount, to assign a specific portion to OPTi. The jury's verdict was as follows; all defendants $48.5 million, OPTi's portion of that total $19.4 million.

Following the jury's verdict, the parties have made various motions for judgment. OPTi has moved for the entry of judgment, as a matter of law, that Crystal did not prove its entitlement to price erosion damages, that the amount of lost profits damages should be reduced, and that Crystal cannot recover both lost profits and a reasonable royalty together. Crystal has moved for entry of judgment in the amount found by the jury, plus prejudgment interest, compounded quarterly (approximately $3.2 million is the OPTi portion). The motions have been fully briefed since early June. There is no way to know when the Court will rule on these motions.

The Court's judgement, when entered, will include a permanent injunction against future infringement of the Crystal patents in the suit by OPTi. This injunction will not affect OPTi's current business, because OPTi is not currently making or selling any of the audio products found to be infringing the patents, nor any integrated audio products that include a codec module.

Following the entry of judgment, it is likely that one or more party will appeal the judgment to the United States Court of Appeals for the Federal Circuit. OPTi will consider the Court's judgment and will decide whether to appeal and, if so, on what issues. OPTi will likely oppose an appeal by Crystal on issues decided in OPTi's favor.

A March 1994 Development Agreement between the Company and TriTech Microelectronics International PTE LTD states that Tritech shall "fully and effectively indemnify, defend and save harmless" the Company against any claim that the products at issue in this action infringe the intellectual property rights of others.

In May 1999, TriTech Microelectronics, Pte, Ltd. filed a "Petition For Judicial Management Order" in the High Court of the Republic of Singapore, on the grounds that TriTech is "unable to pay its debts" including its obligations to indemnify OPTi from Crystal's claim for damages. The Order for a Judicial Manager to be appointed for TriTech was granted on July 2, 1999. OPTi is in the process of filing a claim with the Judicial Managers in regards to the imdemnification agreement. If Tritech is unable to reimburse the Company due to its filing for Judicial Management this would have a material adverse effect on Opti's financial position, results of operations, and cash flow.

In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. This suit is a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets. On May 21, 1999, the Court signed a Stipulation and Order entered into by OPTi and Crystal vacating the Preliminary Injunction Hearing set for June 3, 1999. This Stipulation and Order obligates OPTi to maintain and preserve liquid assets available, in an amount not less then the verdict against OPTi, plus costs and interest, in the underlying patent litigation between Crystal and OPTi. The Stipulation and Order further provides that should the Texas Court enter a judgment against OPTi which increases or reduces the amount of the jury verdict, then the amount of liquid assets which OPTi shall maintain and preserve shall be adjusted in accordance with such increase or reduction.

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

8.   Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, such as the amount that it will ultimately incur as a result of the Crystal litigation and related recoveries from Tritech, could differ from those estimates.


9.   Taxes
     -----

The Company recorded no tax provisions in the second quarter and the six month periods of 1999 and 1998. The 1999 and 1998 benefit rate is less than the the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


10.  Comprehensive Income (Loss)
     ---------------------------

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive loss for each of the three month and six month periods ended June 30, 1999 and 1998 was equal to net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the settlement of litigation, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below in this Item 2.

OPTi was founded in 1989 and is an independent volume supplier of semiconductor products to the personal computer market. During 1998, the Company shipped more than four million core logic, peripheral products (such as USB controllers and docking stations), and audio chipsets to over 100 PC and motherboard manufacturers located primarily in Asia and the U.S.

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

For the quarter ended June 30, 1999, the Company reported net sales of $6,582,000, as compared to net sales of $8,632,000 for the quarter ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998, the Company reported net sales of $13,738,000 and $18,477,000, respectively. This decrease in net sales for the three month and six month periods ending June 30, 1999, as compared to the three month and six month periods ending June 30, 1998, is due primarily to reductions in sales for the Company's core logic chipsets used in various mobile product designs. The decrease in both the three and six month period of 1999 as compared to 1998 was partially offset by an increase in the sale of the Company's USB controller device, the 82c861.

Cost of sales for the quarter ended June 30, 1999 decreased to $4,334,000 resulting in a gross margin of approximately 34.2%, as compared to $6,201,000, and a gross margin of approximately 28.2% for the quarter ended June 30, 1998. Cost of sales for the first six months of 1999 was $8,899,000, which resulted in a gross margin of approximately 35.2%, as compared with $13,582,000, and a gross margin of 26.5%. This increase in gross margin as a percentage of sales for the three month and six month periods ended June 30, 1999 as compared to the similar periods ended June 30, 1998 is primarily due to reduced wafer and assembly costs and benefits from product mix changes as the Company began volume shipments of its 82c861 USB controller chip, which carries margins above the historical levels.

Research and development costs decreased to $1,221,000 for the quarter ended June 30, 1999, as compared with $2,856,000 for the quarter ended June 30, 1998. For the first six months of 1999 research and development expenses decreased to $3,316,000, as compared to $5,219,000, for the comparable period of 1998. This decrease for both the three month and six month periods ending June 30, 1999 as compared to the similar periods of 1998 is primarily attributable to reduced headcount related expenses due to the Company discontinuing development in the core logic area as of February 1999. During the quarter ended March 31, 1999, the Company incurred approximately $600,000 in expenses due to impaired assets and severance costs relating to the discontinuation of the core logic development programs.

Selling, general, and administrative costs were $5,106,000 in the quarter ended June 30, 1999 as compared with $2,497,000 in the comparable period of 1998, and were $7,094,000 for the first six months of 1999 as compared to $5,495,000, for the first six months of 1998. The increase in selling, general, and administrative costs for the three month and six month periods ended June 30, 1999 as compared to the three month and six month periods ending June 30, 1998 is primarily attributable to higher legal expenses in regards to the Crystal litigation and the Judicial Management filing of Tritech Microelectronics. Legal expenses for the quarter ended June 30, 1999 were approximately $3.2 million higher than in the corresponding period of 1998.

Interest and other income, net was $804,000 and $859,000 for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999, interest and other income, net was $1,512,000, as compared to $1,926,000, for the comparable period of 1998. This decrease in the three month period of 1999 as compared to 1998 is primarily due to lower interest rates during the corresponding periods. The decrease in interest and other income, net for the six months periods ending June 30, 1999 and 1998 is attributable to lower interest rates and a one time benefit during the quarter ended March 1998 of approximately $200,000 for the settlement of a dispute with a customer, and a lower average cash balance during the first quarter of 1999 as compared with the first quarter of 1998 as a result of the Company's stock repurchase program, which was initiated on June 2, 1998 and ended in the third quarter of 1998.

The Company recorded no tax provisions in the second quarter and the six month periods of 1999 and 1998. The 1999 and 1998 benefit rate is less than the the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

In February 1999 the Company made the decision to discontinue its development efforts in the core logic area. Core logic products have historically been the vast majority of the Company's revenues. Revenues from core logic products during the first six months of 1999 were approximately 50% as compared to approximately 74% for fiscal year 1998. The Company will focus its research and development efforts in the areas of LCD panel controllers, new USB controller designs, and docking stations. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company currently believes that its net sales for the third quarter of 1999 will be significantly lower than the second quarter of 1999. The anticipated decrease in net sales in the three months ended September 30, 1999 as compared to the three months ended June 30, 1999 is primarily attributable to declining sales in the Company's current universal serial bus and core logic businesses. If the Company is not successful in its current product design schedules or is unable to obtain production design wins with customers on new products, the Company will also have a significant decline in net sales for the quarter ending December 31, 1999. Any reduction in the Company's net sales will have an adverse effect on the financial results of the Company during those periods. The Company will make every effort to reduce its operating expenses but anticipates that it will not be able to reduce them to the levels necessary to offset the reduction in net sales.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased to $71,508,000 at June 30 31, 1999 from $60,903,000 at December 31, 1998. Working capital for the same period increased to $65,678,000 from $55,791,000 at December 31, 1998. During the first six months of 1999, operating activities provided $1.7 million of cash. Cash provided in operating activities was primarily due to the Company's net loss adjusted for depreciation as well as a $1.7 million increase in other liabilities due to the litigation with Crystal, a $1.6 million reduction in accounts receivable, caused by a reduction in net sales, partially offset, by a $0.4 million decrease in other accounts payable. In addition, investing activities provided $8.8 million in the first six months of 1999, primarily from the sale of the Company's investment in its joint venture foundry, UICC, in Taiwan. Financing activities provided $0.1 million in the six months ended June 30, 1999. The cash provided by financing activities in 1999 was primarily related to proceeds of $0.6 million from the exercise of employee stock options, offset, in part by a $0.5 million reduction of long-term liabilities.

At June 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $71.5 million and working capital of approximately $65.7 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

Product Transitions and the Timing and Delivery of New Products

A substantial majority of the Company's current net sales is derived from its mobile core logic products. In February 1999 the Company discontinued its development efforts in the core logic area. The Company will focus its research and development efforts in the areas of LCD panel controllers, new USB controller designs, and docking stations. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Development; Technological Change

The Company's ability to maintain or increase its sales levels and profitability depends directly on its timely introduction and rapid ramp up of new products. In the past, the Company has experienced material delays in the introduction of new products and expects that it will experience similar problems from time to time in the future. Material delays in the introduction, production or sale of a new product can have a very severe effect on the Company's operating results in any given period, possibly resulting in a significant shortfall in sales and earnings from that expected by the Company or securities analysts. In particular because the Company is no longer developing its core logic products, the Company will be highly dependent on the timely completion and production of its USB controller, docking solution, and LCD panel controller products during 1999, to offset the decline in its revenue for its core logic products. Any such delay or shortfall could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

Each of the product areas in which the Company offers new products are intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products that the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

Customer Concentration

The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in the first six months of 1999 or fiscal 1998. The Company sold approximately $3.7 million and $17.1 million of mobile core logic to Compaq and its subcontractors, represented approximately 27% and 43% of net sales for the six months ended June 30, 1999 and fiscal year 1998, respectively. Also in the first six months of 1999 and fiscal year 1998 the Company sold to Apple Computer and its subcontractors approximately $4.9 and $4.4 million in USB products, representing a combined 36% and 11% of net sales for those periods, respectively. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if it all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 3% and 21% of the Company's receivables at June 30, 1999 and December 31, 1998, respectively, were with these types of customers.

Dependence on Foundries and Manufacturing Capacity

Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries and packaging houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the past several years, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

Dependence on Sales Outside of North America

Sales to customers located outside of North America accounted for approximately 84%, and 86% of the Company's total revenue for the six-month period ending June 30, 1999 and the twelve-month period ending December 31, 1998, respectively. In fiscal 1999, the Company expects that a large portion of its revenue will be from sales to customers outside of North America, particularly to manufacturers located in the Asia-Pacific region, which sells their products worldwide. These sells are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the majority of the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's IC products in non-US markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The Company competes in markets that are intensely competitive. The Company believes that its ability to compete successfully depends upon a number of factors including price, performance, the timely delivery of new products by the Company, the introduction of new products by its competitors, product features, the emergence of new industry standards, quality and customer support. There can be no assurances that the Company will continue to compete successfully with respect to any or more of these factors. The Company has experienced loss of market share in the core logic area, to some of its competitors in the past.

Dependence on Key Personnel

The Company's performance will be substantially dependent on the performance of its executive officers and key employees. Given the Company's early stage of development of its peripheral products (LCD panel controller, IEEE1394 products), the Company will be dependent on its ability to attract, retain and motivate high quality personnel, especially its management and development teams. The Company does not have "key personnel" life insurance policies on any of its employees. The loss of the services of any of its executive officers, technical personnel or other key employees would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's success depends on its ability to identify, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Volatility of Stock Price

There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

                          Part II. Other Information


Item 1. Legal Proceedings.
        See notes section of this report on page 7.

Item 2. Changes in Securities.
        Not applicable and has been omitted.

Item 3. Defaults on Senior Securities.
        Not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Shareholders.
        The annual Meeting of Shareholders was held on June 17, 1999, for the purpose of electing directors of the Company, and confirming the appointment of Ernst & Young LLP as the independent auditors of the company for the fiscal year ended December 31, 1999. The voting on each matter is set forth below.

Election of Directors:

Nominee                                For           Withheld
-------                             ----------       --------
Bernard Marren                      10,235,612         62,451
Stephen Dukker                      10,221,613         76,450
Kapil Nanda                         10,234,013         64,050
William Welling                     10,230,513         67,550

Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year 1999:

                              For          Against           Abstain
                          ----------       -------           -------
                          10,259,543       11,175            27,345

Item 6. Exhibits and Reports on Form 8-K.
             (a) Exhibits:
                 27 Financial Data Schedule
             (b) Reports on Form 8-K:
                 The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                 Signatures

Pursuant to the requireemnts of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OPTi Inc.

Date: 07/22/99                       By: /s/  Michael Mazzoni
                                     -------------------------
                                          Michael Mazzoni
                                      Signing on behalf of the
                                      Registrant and as Chief
                                          Financial Officer