Form 10-Q
period 1999-09-30
OPTI INC
filed 1999-11-15
CIK 899297

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

               For the Quarterly Period Ended September 30, 1999

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to ______

                             ----------------------

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


    The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 11,110,270



================================================================================

                                   OPTi, Inc.

                                   FORM 10-Q

               For the Quarterly Period Ended September 30,1999

                                     INDEX

Part I. Financial Information


        Item 1. Financial Statements (unaudited)                                                  Page
                                                                                                  ----
                a) Condensed Consolidated Statements of Operations                                  3
                    for the three months and nine months ended September 30, 1999 and 1998

                b) Condensed Consolidated Balance Sheets                                            4
                    as of September 30, 1999 and December 31, 1998

                c) Condensed Consolidated Statements of Cash Flows                                  5
                    for the nine months ended September 30, 1999 and 1998

                d) Notes to Condensed Consolidated Financial Statements                           6-9


        Item 2. Management's Discussion and Analysis of Financial Condition and                 10-16
                Results of Operations


Part II.  Other Information

        Item 1. Legal Proceedings                                                                  17

        Item 2. Changes in Securities                                                              17

        Item 3. Defaults on Senior Securities                                                      17

        Item 4. Submission of Matters to a Vote of Shareholders                                    17

        Item 6. Exhibits and Reports on Form 8-K                                                   17


Signatures                                                                                         18


                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                             September 30,
                                             -------------------------                --------------------------
                                             1999                 1998                1999                  1998
                                             ----                 ----                ----                  ----
                                                              (000's omitted, except per share data)

Net Sales                                  $ 5,635              $10,764             $ 19,373              $ 29,241

Costs and expenses:
    Cost of sales                            3,807                6,530               12,706                20,112
    Research and development                 1,235                2,464                4,551                 7,683
    Selling, general, and
    administrative                           1,995                2,479                9,089                 7,974
                                         ---------            ---------           ----------            ----------
Total costs and expenses                     7,037               11,473               26,346                35,769
                                         ---------            ---------           ----------            ----------

Operating loss                              (1,402)                (709)              (6,973)               (6,528)
Interest and other income, net                 762                  795                2,274                 2,721
                                         ---------            ---------           ----------            ----------

Income/(Loss) before income tax provision     (640)                  86               (4,699)               (3,807)
Income tax provision                          ----                  244                 ----                   244
                                         ---------            ---------           ----------            ----------

Net loss                                     ($640)               ($158)             ($4,699)              ($4,051)
                                         =========            =========           ==========            ==========

    Basic and diluted net loss per share    ($0.06)              ($0.01)              ($0.43)               ($0.32)
                                         =========            =========           ==========            ==========

    Shares used in computing basic and
    diluted per share amounts               11,013               11,399               10,900                12,660
                                         =========            =========           ==========            ==========


                            See accompanying notes.

                                  OPTi  Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,                 December 31,
                                                                      1999                          1998
                                                               ------------------             -----------------
                                                                   (Unaudited)                  (See Note 1)
Assets
                                                                                 (000's omitted)

Current assets

       Cash and cash equivalents                                     $65,104                       $56,653
       Short-term investments                                          4,250                         4,250
       Accounts receivable, net                                        2,195                         3,232
       Inventories                                                       385                         1,192
       Other current assets                                              212                           944
                                                               -----------------             ------------------
           Total current assets                                       72,146                        66,271

Property and equipment, net                                            1,851                         5,682
   Other assets                                                        1,121                         9,622
                                                               ------------------             -----------------
           Total assets                                              $75,118                       $81,575
                                                               ==================             =================

Liabilities and Shareholders' Equity

Current liabilities
       Accounts payable                                              $ 1,292                       $ 5,991
       Dividend payable                                               44,441                           ---
       Other current liabilities                                       7,504                         4,489
                                                               ------------------             -----------------
           Total current liabilities                                  53,237                        10,480

Long term liabilities
       Long-term obligations under capital lease                         ---                         1,644
       Other long-term liabilities                                       226                           166

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value:
           Authorized shares -- 5,000
           No shares issued or outstanding                               ---                           ---
      Common stock, no par value:
           Authorized shares -- 50,000
           Issued and outstanding shares --11,110 in 1999
             10,811 in 1998                                           21,655                        39,397
      Retained earnings                                                    0                        29,888
                                                                -----------------             -----------------
      Total shareholders' equity                                      21,655                        69,285
                                                                -----------------             -----------------
       Total liabilities and shareholders' equity                    $75,118                       $81,575
                                                                =================             =================


Note 1 - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements.

                                                      See accompanying notes.

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Nine months Ended September 30,
                                                                          1999                      1998
                                                                        -----------------------------------
                                                                                 (000'somitted)
Operating Activities:

    Net loss                                                              ($4,699)                     ($4,051)
    Adjustments:
        Depreciation                                                        3,259                        5,213
        Amortization                                                          ---                          435
        Changes in assets and liabilities:
            Accounts receivable                                             1,037                        8,441
            Inventories                                                       807                        3,692
            Other assets                                                      738                           26
            Accounts payable                                               (4,699)                      (7,113)
            Other current liabilities                                       2,374                          397
                                                                      -----------                 ------------
                Net cash provided by/ (used in) operating
                 activities                                                (1,183)                       7,040

Investing Activites:

    Purchase of property and equipment                                       (248)                        (457)
    Sale/Return of property and equip                                         820                          ---
    Sale of Investment UICC foun                                            8,495                          ---
    Purchase of short-term investments                                    (33,950)                     (48,500)
    Sale of short invest                                                   33,950                       52,926
                                                                    -------------              ---------------
            Net cash provided by
             investing  activities                                          9,067                        3,969
                                                                    -------------               --------------
Financing Activities:

    Stock Repurchases                                                       ---                        (23,995)
    Net proceeds from common stock                                          1,510                        4,735
    Payment of long-term liabilities                                         (943)                        (812)
                                                                     ------------                -------------

            Net cash provided by/(used in)
             financing activities                                             567                      (20,072)
                                                                     ------------                -------------

    Net increase/(decrease) in cash and cash
     equivalents                                                            8,451                       (9,063)

    Cash and cash equivalents
     beginning of peiods                                                   56,653                       63,832
                                                                     ------------                -------------

    Cash and cash equivalents
     end of period                                                       $ 65,104                    $ 54,769
                                                                     ============               ==============

                                                      See accompanying notes.



                                   OPTi  Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1.  Basis of presentation
-------------------------

The information at September 30, 1999 and 1998 and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.


2.  Net loss per share
----------------------

The Company follows the provisions of Statement of Financial Accounting Standards No.128, "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock.


3. Investment in debt and equity securities
-------------------------------------------

The Company considers highly liquid investments with maturities of three months
or less from the acquisition date of the instrument to be cash equivalents.   At
September 30, 1999, the Company had approximately $4.3 million in high quality, auction rate preferred securities with reset dates every thirty-five days. At September 30, 1999, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during the third quarter of 1999 as all investments were held to maturity during the period. At September 30, 1999, the fair value of short-term investments, approximates cost.


4.  Inventories
---------------

     Inventories consist of finished goods and work in process (in thousands):


                             September 30, 1999          December 31, 1998
                             ------------------          -----------------

         Finished Goods           $  219                        $  688
         Work in process             166                           504
                                  ------                        ------
                                  $  385                        $1,192
                                  ======                        ======


5.  Other Assets
----------------


     A summary of other assets (in thousands):

                                September 30, 1999         December 31, 1998
                                ------------------         -----------------
         Investment in Tripath        $  725                     $  725
         Deposits                        226                        308

     Investment in UICC                  ---                      8,521
     Other Miscellaneous                 170                         68
                                      ------                     ------
         Total Other Assets           $1,121                     $9,622
                                      ======                     ======


6. Segment Information
----------------------

     Sales of the Company's product based on customer location were as follows (in thousands):

                                  Nine months ended September 30,
                                      1999             1998
                                      ----             ----
     Taiwan                        $ 6,995           $17,043
     Singapore                       6,006             2,986
     Japan                           2,708             4,684
     Other Far East                    646                77
     United States                   2,860             4,311
     Europe Other                      158               140
                                   -------           -------
         Total Net Sales           $19,373           $29,241
                                   =======           =======

7. Litigation
-------------

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, Inc. ("Crystal'), a subsidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International, Inc. and its Singapore parent company, Tritech Microelectronics Pte, Ltd. (collectively "Tritech") infringe three patents owned by Crystal. These patents relate to the analog-to-digital coder-decoder ("codec") module that was designed by Tritech and incorporated into integrated PC audio chips formerly sold by the Company. The suit seeks injunctive relief and damages.

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

On July 23, 1999, the United States District Court for the Western District of Texas entered an Order and Judgment in the patent infringement action brought by Crystal Semiconductor Corporation against OPTi, Inc., Tritech Microelectronics Pte Ltd., a Singapore company,and TriTech Microelectronics International, Inc., its American marketing subsidiary. The Court's judgment substantially reduced the amount of damages that a jury had awarded to Crystal against OPTi, from $19.4 million to $4 million.

The Court's Judgment also includes a permanent injunction against further infringement, OPTi, however, is no longer in the audio chip business, having sold its audio division to Creative Technology in November 1997.

Following the entry of judgment, all three parties involved in the suit appealed the judgment to the United States Court of Appeals for the Federal Circuit. Crystal appealed the Court's decision to deny lost profits damages and price erosion damages as awarded by the jury and the denial of prejudgment interest. OPTi appealed the courts ruling on one of the patents at issue and the interpretation of that patent by the court. If Crystal prevails in its appeal and if Tritech is unable to reimburse the Company due to its filing for Judicial Management ("as discussed below") this would have a material adverse effect on Opti's financial position, results of operations, and cash flow.

A March 1994 Development Agreement between the Company and TriTech Microelectronics International PTE LTD states that Tritech shall "fully and effectively indemnify, defend and save harmless" the Company against any claim that the products at issue in this action infringe the intellectual property rights of others. However, in May 1999, TriTech Microelectronics, Pte, Ltd. filed a "Petition For Judicial Management Order" in the High Court of the Republic of Singapore, on the grounds that TriTech is "unable to pay its debts" including its obligations to indemnify OPTi from Crystal's claim for damages. The Order for a Judicial Manager to be appointed for TriTech was granted on July 2, 1999. OPTi is in the process of filing a claim with the Judicial Managers in regards to the indemnification agreement.

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

On October 29, 1999, the Company and Crystal Semiconductor entered a new Stipulation and Order whereas the amount of assets to be maintained and preserved by the Company was to be $24 million in the event that Crystal was to prevail in its appeal. As part of the new Stipulation and Order the companies also entered into a Pledge Agreement. The Pledge Agreement states that should the Company has pledged 1,900,000 shares of its investment in Tripath Technologies in the event that it defaults on payment of the final verdict in the Texas litigation.

On February 26, 1999, the Lemelson Medical, Education and Research Foundation (the "Lemelson Foundation") filed a complaint in the United States District Court for the district of Arizona against the Company and 87 other defendant companies claiming patent infringement. No complaint has actually been served against the Company.

In August 1999, the Company and the Lemelson Foundation reached an agreement in regards to the patents at suit. Under terms of the license agreement, the Lemelson Foundation agrees not to sue the Company on its patents and pending applications and any subsequently filed applications claiming inventions originally disclosed in any such existing patents or pending applications.

8. Use of Estimates
-------------------

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

9. Taxes
--------

The Company recorded no tax provisions in the third quarter and the nine month periods ended September 30, 1999, due to operating losses incurred in such periods. The Company's tax provision recorded in the third quarter and nine month periods ended September 30, 1998, relates primarily to the federal alternative minimum tax. The 1999 and 1998 benefit rate is less than the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


10. Comprehensive Income/(Loss)
-------------------------------

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive loss for each of the three month and nine month periods ended September 30, 1999 and 1998 was equal to net loss.

11. Cash Dividend
-----------------

On September 23, 1999 the Company announced that its Board of Directors has declared cash dividends totaling $4.00 per share on each share of the Company's common stock. The dividends will be payable on November 17, 1999 to shareholders of record at the close of business on October 29, 1999.

The Board made the determination to provide the cash dividends based upon the Company's current excess cash position. After the dividends, the Company fully expects that its remaining cash will be sufficient to satisfy the Company's projected working capital and other cash requirements and to implement the Company's current business plan. The Board therefore believes that a return of the Company's excess cash to its shareholders is in the best interests of the shareholders.

In October the Board of Directors of OPTi agreed to accelerate vesting of all of the option plans at the Company. This vesting was to protect the interests of the employees of the Company after the announcement of the cash dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the ultimate resolution of pending litigation, the Company's ability to obtain or maintain design wins, market conditions generally and in the electronics and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below in this Item 2.

OPTi was founded in 1989 and is an independent volume supplier of semiconductor products to the personal computer market. During 1998, the Company shipped more than four million core logic, peripheral products (such as USB controllers and docking stations) to over 100 PC and motherboard manufacturers located primarily in Asia and the U.S.

The past nine months was one of continued transition for the Company as it continued to experience a significant reduction in revenue and continued its initiative to develop technologies for future product applications to substitute for declining revenues in the core logic market. In February 1999, the Company discontinued product development in the core logic area to focus its engineering efforts on liquid crystal display controller technology and peripheral products. If the Company is unable to make this transition successfully it would have a material adverse impact on operating results.

For the quarter ended September 30, 1999, the Company reported net sales of $5,635,000, as compared to net sales of $10,764,000 for the quarter ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998, the Company reported net sales of $19,373,000 and $29,241,000, respectively. This decrease in net sales for the three month and nine month periods ending september 30, 1999, as compared to the three month and nine month periods ending September 30, 1998, is due primarily to reductions in sales for the Company's core logic chipsets used in various mobile product designs.

Cost of sales for the quarter ended September 30, 1999 decreased to $3,807,000 resulting in a gross margin of approximately 32.4%, as compared to cost of sales of $6,530,000, and a gross margin of approximately 39.3% for the quarter ended September 30, 1998. Cost of sales for the first nine months of 1999 was $12,706,000, which resulted in a gross margin of approximately 34.4%, as compared with cost of sales of $20,112,000, and a gross margin of 31.2%, for the nine months ended September 30, 1998. This decrease in gross margin as a percentage of sales for the three month period ended September 30, 1999 as compared to the similar period ended September 30, 1998 is primarily due to lower sales volume of the Company's 82C861, USB controller chip, which carrys a gross margin above the Companys overall margin as well as overhead costs being a higher percentage of sales due to the lower revenue during 1999 versus 1998.
The increase in gross margin as a percentage of sales for the nine month period ended September 30, 1999 as compared to the similar period ended September 30, 1998 is primarily due to reduced wafer and assembly costs as well as benefits from product mix changes as the Company began volume shipments of its 82c861 USB controller chip, which carries margins above the historical levels.

Research and development costs decreased to $1,235,000 for the quarter ended September 30, 1999, as compared with $2,464,000 for the quarter ended September 30, 1998. For the first nine months of 1999 research and development expenses decreased to $4,551,000, as compared to $7,683,000, for the comparable period of 1998. The decrease for both the three month and nine month periods ending September 30, 1999 as compared to the similar periods of 1998 is primarily attributable to reduced headcount related expenses due to the Company discontinuing development in the core logic area as of February 1999. During the quarter ended March 31, 1999, the Company incurred approximately $600,000 in expenses due to impaired assets and severance costs relating to the discontinuation of the core logic development programs.

Selling, general, and administrative costs were $1,995,000 in the quarter ended September 30, 1999 as compared with $2,479,000 in the comparable period of 1998, and were $9,089,000 for the first nine months of 1999 as compared to $7,974,000, for the first nine months of 1998. The decrease in selling, general, and administrative costs for the three month period ended September 30, 1999 as compared to the three month period ending September 30, 1998 is primarily attributable to lower headcount related expenses and lower legal expenses during the period. The increase in selling, general, and administrative costs for the nine month period ended September 30, 1999 as compared to the nine month period ending September 30, 1998 is primarily attributable to higher legal expenses in regards to the Crystal litigation and the Judicial Management filing of Tritech Microelectronics. Legal expenses for the quarter ended June 30, 1999 were approximately $3.2 million higher than in the corresponding period of 1998.

Interest and other income, net was $762,000 and $795,000 for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999, interest and other income, net was $2,274,000, as compared to $2,721,000, for the comparable period of 1998. This decrease in the three month period of 1999 as compared to 1998 is primarily due to lower interest rates during the corresponding periods. The decrease in interest and other income, net for the nine months periods ending September 30, 1999 and 1998 is attributable to lower interest rates, a one time benefit during the quarter ended March 1998 of approximately $200,000 for the settlement of a dispute with a customer, and a lower average cash balance during the first quarter of 1999 as compared with the first quarter of 1998 as a result of the Company's stock repurchase program, which was initiated on June 2, 1998 and ended in the third quarter of 1998.

The Company recorded no tax provisions in the third quarter and the nine month periods ended September 30, 1999, due to operating losses incurred in such periods. The Company's tax provision recorded in the third quarter and nine month periods ended September 30, 1998, relates primarily to the federal alternative minimum tax. The 1999 and 1998 benefit rate is less than the federal statutory rate due primarily to the limitations controlling the recognition of deferred tax assets established by the statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

In February 1999 the Company made the decision to discontinue its development efforts in the core logic area. Core logic products have historically been the vast majority of the Company's revenues. Revenues from core logic products during the first nine months of 1999 were approximately 54% as compared to approximately 74% for fiscal year 1998. The Company will focus its research and development efforts in the areas of LCD panel controllers, new USB controller designs, and docking stations. A failure to develope products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations. If any of the above events were to happen the Company would have to seek other alternatives to the current strategic/business plans that it currently has in place.

The Company currently believes that its net sales for the fourth quarter of 1999 will be significantly lower than the third quarter of 1999. The anticipated decrease in net sales in the three months ended December 31, 1999 as compared to the three months ended September 30, 1999 is primarily attributable to declining sales in the Company's current universal serial bus, with Apple Computer, and notebook core logic designs with Compaq Computer. Also effecting the Company's revenue for the fourth quarter of 1999 is the effects of the earthquake in Taiwan in September 1999. Due to the earthquake the Company may experience delivery delays in some of its products. If the Company is not successful in its current product design schedules or is unable to obtain production design wins with customers on new products, the Company will also have a significant decline in net sales for the quarter ending March 31, 2000. Any reduction in the Company's net sales will have an adverse effect on the financial results of the Company during those periods. The Company will make every effort to reduce its operating expenses but anticipates that it will not be able to reduce them to the levels necessary to offset the reduction in net sales.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased to $69,354,000 at September 30, 1999 from $60,903,000 at December 31, 1998. Working capital for the same period decreased to $18,909,000 from $55,791,000 at December 31, 1998. During the first nine months of 1999, operating activities used $1.2 million of cash. Cash used in operating activities was primarily due to the Company's net loss adjusted for depreciation as well as a $2.4 million increase in other liabilities due to the litigation with Crystal, a $1.0 million reduction in accounts receivable and a $0.8 million reduction in inventory, both caused by a reduction in net sales, partially offset, by a $4.7 million decrease in other accounts payable. In addition, investing activities provided $9.1 million in the first nine months of 1999, primarily from the sale of the Company's investment in its joint venture foundry, UICC, in Taiwan. Financing activities provided cash of $0.6 million in the nine months ended September 30, 1999. The cash provided by financing activities in 1999 was primarily related to proceeds of $1.5 million from the exercise of employee stock options, offset, in part by $0.9 million from the reduction of long-term liabilities,

At September 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $69.4 million and working capital of approximately $18.9 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

On September 23, 1999 the Company announced that its Board of Directors has declared cash dividends totaling $4.00 per share on each share of the Company's common stock (approximately $44.4 million in total). The dividends will be payable on November 17, 1999 to shareholders of record at the close of business on October 29, 1999.

The Board made the determination to provide the cash dividends based upon the Company's current excess cash position. After the dividends, the Company fully expects that its remaining cash will be sufficient to satisfy the Company's projected working capital and other cash requirements and to implement the Company's current business plan. The Board therefore believes that a return of the Company's excess cash to its shareholders is in the best interests of the shareholders.

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

The Company has initiated a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by the end of November 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been material. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $250,000 over the next three to six months. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the projects proceed.

The Company has also initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year

2000 issue. To date the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from several of those contacted. Most of the suppliers with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company expects to have a contingency plan developed by November 30, 1999.

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

Product Transitions and the Timing and Delivery of New Products

A substantial majority of the Company's current net sales is derived from its mobile core logic products. In February 1999 the Company discontinued its development efforts in the core logic area. The Company will focus its research and development efforts in the areas of LCD panel controllers, new USB controller designs, and 1394 products. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Customer Concentration

The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in the first nine months of 1999 or fiscal 1998. The Company sold approximately $5.6 million and $17.1 million of mobile core logic to Compaq and its subcontractors, which represented approximately 29% and 43% of net sales for the nine months ended September 30, 1999 and fiscal year 1998, respectively. Also in the first nine months of 1999 and fiscal year 1998 the Company sold to Apple Computer and its subcontractors approximately $6.0 and $4.4 million in USB products, representing a combine d 31% and 11% of net sales for those periods, respectively. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 10% and 21% of the Company's receivables at September 30, 1999 and December 31, 1998, respectively, were with these types of customers.

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

Dependence on Sales Outside of North America

Sales to customers located outside of North America accounted for approximately 85%, and 86% of the Company's total revenue for the nine-month period ending September 30, 1999 and the twelve-month period ending December 31, 1998, respectively. In fiscal 1999, the Company expects that a large portion of its revenue will be from sales to customers outside of North America, particularly to manufacturers located in the Asia-Pacific region, which sells their products worldwide. These sells are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, the Company is subject to risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because the majority of the Company's sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's IC products in non-US markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

On September 23, 1999 the Company announced that its Board of Directors has declared cash dividends totaling $4.00 per share on each share of the Company's common stock. The dividend will be payable on November 17, 1999 to shareholders of record at the close of business on October 29, 1999.

The Board made the determination to provide the cash dividend based upon the Company's current excess cash position. After the dividend, the Company fully expects that its remaining cash will be sufficient to satisfy the Company's projected working capital and other cash requirements and to implement the Company's current business plan. The Board therefore believes that a return of the Company's excess cash to its shareholders is in the best interests of the shareholders.

                          Part II. Other Information


Item 1. Legal Proceedings.
        See notes to the condensed consolidated balance sheet of this report on page 7.

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

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits:
            27 Financial Data Schedule
        (b) Reports on Form 8-K:

        On September 28, 1999 the Company filed a report on Form 8-K related to its September 23, 1999 press release declaring cash dividends. The cash dividends totaling $4.00 per share on each share of the Company's common stock will be payable on November 17, 1999 to shareholders of record at the close of business on October 29, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OPTi Inc.


     Date:  11/12/99            By:   /s/ Michael Mazzoni
                                     --------------------
                                          Michael Mazzoni
                                Signing on behalf of the Registrant and as
                                          Chief Financial Officer