Form 10-K405
period 1999-12-31
OPTI INC
filed 2000-03-30
CIK 899297

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From               to

                               ----------------

                        Commission File Number 0-21422

                                   OPTi INC.
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                      77-0220697
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


3393 Octavius Drive, Santa Clara, California                       95054
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (408) 486-8000

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 2000 as reported on the Nasdaq Stock Market, was approximately $67,072,605. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 22, 2000, registrant had 11,508,683 shares of Common Stock outstanding for non-affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   OPTi INC.

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
 Part I


    Item 1.  Business.................................................      1


    Item 2.  Properties...............................................     10


    Item 3.  Legal Proceedings........................................     10


    Item 4.  Submission of Matters to a Vote of Security Holders......     12


 Part II


    Item 5.  Market for Registrant's Common Stock and Related              13
              Stockholder Matters.....................................


    Item 6.  Selected Consolidated Financial Data.....................     14


    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     15


    Item 7A. Quantitative and Qualitative Disclosures About Market         18
              Risk....................................................


    Item 8.  Financial Statements and Supplementary Data..............     18


    Item 9.  Changes in and Disagreement with Accountants on
              Accounting and Financial Disclosures....................     18


 Part III


    Item 10. Directors and Executive Officers of the Registrant.......     19


    Item 11. Executive Compensation...................................     20


    Item 12. Security Ownership of Certain Beneficial Owners and           21
              Management..............................................


    Item 13. Certain Relationships and Related Transactions...........     21


 Part IV


    Item 14. Exhibits, Financial Statement Schedules and Reports on        23
              Form 8-K................................................


    Signatures.........................................................    25

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

Introduction

   OPTi Inc., a California corporation ("OPTi" or the "Company"), founded in 1989, is an independent supplier of semiconductor products to the personal computer ("PC") and embedded marketplaces. The Company's products provide in one or a few semiconductor devices the core logic functions or universal serial bus controller function of a PC or embedded product. During 1999, the Company shipped over two million core logic and universal serial bus ("USB") devices to more than 50 PC manufacturers, motherboard manufacturers, and add-in board manufacturers located primarily in Asia and the U.S.

   During the past year, the Company shifted its efforts away from its primary focus on the design, development, marketing and sale of core logic products to its peripheral products (primarily the USB device, USB) for use by OEM's in the personal computer market. During the month of February 1999 the Company stopped development of its core logic products completely. The Company continues to ship its core logic products today, mainly into embedded designs which historically have a much longer product life cycle than the PC market. During 1999 the Company's revenue from core logic chipsets was approximately 56% of its revenue as compared to 74% in 1998. Peripheral products were 44% and 26% of the Company's revenue during 1999 and 1998, respectively.

   In addition, the Company has continued, and is continuing, its efforts to maximize shareholder value through restructuring of the Company's business and assets. As previously announced, the Company has retained the services of Warburg Dillon Read, the investment banking division of USB, to advise the Company on possible strategic alternatives, including the sale of the Company, sale of divisions of the Company, or strategic licensing deals. During the first quarter of 2000, with the assistance of Warburg Dillon Reed, the Company announced the signing of a one-time full paid license on all of its patents and pending patents.

   The Company currently competes principally in the embedded and USB controller marketplaces. From the Company's inception through 1995, the Company's principal segment had been desktop core logic. However, with increasingly aggressive competion in this area, primarily from Intel Corporation, the Company revised its strategy and focus on market opportunities where the Company had strategic advantages. This led the Company to focus on the mobile core logic and embedded marketplaces where the Company experienced some success in the past few years.

   In the past the Company's sales have been primarily attributable to its introduction of highly integrated chipsets. The Company continues to focus its efforts on increasing the revenue it receives from licensing its core logic technology and continueing to sale its USB and core logic products into existing and new marketplaces. The Company sells, and will continue to sell, its products to its customers and their suppliers directly or through a network of independent sales representatives. In the first quarter of 2000 the Company signed a one-time fully paid license agreement for $13,500,000.

   The Company's strategy, at this time is to license its core logic technology that its has developed during its history and to look for areas where the Company can either develop or acquire technology for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships.

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

   The Company believes that the personal computer marketplace may be headed for another such shift as the industry moves from the Pentium class microprocessor to the Pentium III class microprocessor. The shift in the desktop marketplace started to occur in late 1999, while the mobile market has historically followed six to twelve months after the transition in the desktop marketplace.

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

Strategy

   The Company's strategy incorporates the following elements:

 License Opportunities for Chipset Technology

   One of the Company's principal strategies is to pursue licensing opportunities in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,500,000 on the core logic technology that the Company had developed during its first twelve years in existence. We believe that there may be additional companies that may have the need to license the technology that we have developed. The Company is actively working to explore all of the possible licensing arrangements.

 Continue to Sale Products Which Address New Market Opportunities

   The Company continues to expand its market opportunities outside core logic, including USB controllers. The Company believes that its relationships with major PC OEMs who used the Company's core logic chipsets may provide a marketing opportunity in offering additional products outside of the core logic area.

 Address Both U.S. and Asia Markets

   A significant aspect of the Company's market strategy for its peripheral products, is to address both the U.S. market consisting of large PC OEMs and the Asian market consisting primarily of subcontractors for U.S. OEMs, motherboard manufacturers and add-in card manufacturers. The Company offers manufacturers in these markets low cost solutions designed for the specific needs of each market.

 Achieve Low Costs and Maintain Product Quality Through Custom Owned Tooling Design

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

Product Design Innovations and Technologies

   The Company's products incorporate a variety of advanced technologies to enable PC manufacturers to introduce high performance low cost systems. These products, design innovations and technologies include:

Peripheral Products

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

Sales and Marketing

   OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives. In North America, OPTi's sales organization from the Company's headquarters in Santa Clara, California. In Asia, the Company operates from a wholly owned subsidiary in Tokyo, Japan and through independent sales representatives located in Korea.

   The Company's products are used by a variety of major personal computer and motherboard manufacturers. In 1999, personal computer suppliers who used the Company's products included Compaq, , Siemens, Apple and NEC/Packard Bell. The Company's sales to any single customer fluctuates significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any particular subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalties.

   Sales to customers in Asia accounted for 82.2%, 86.0%, and 89.2% of net sales in the years ended December 31, 1999, 1998 and 1997, respectively. Sales to customers in Europe and other countries outside the U.S. and Asia accounted for 0.5%, 0.4%, and 0.3% of net sales in the years ended December 31, 1999, 1998 and 1997, respectively. During these three years, billings to almost all customers were made in US dollars. Approximately 16%, 15%, and 13% of sales were billed in Japanese yen in 1999, 1998 and 1997, respectively. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delays in obtaining export licenses for certain technology, tariffs and other barriers and restrictions.

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

Customer Support and Service

   The Company believes that customer service and technical support are important competitive factors in the embedded and peripheral product markets. The Company provides technical support for customers in the U.S. and Asia. Manufacturers' representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi products.

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

   Currently, the Company has been experiencing at time an inability to get the amount of wafers that it requires to met some of its customer demand. However, the semiconductor industry experiences cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand, as experienced in the industry at various times through 1999.

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

Research and Development

   In January 2000, the Company had a reduction in staff as it made the decision to terminate all design efforts on its newer products, such as the LCD product. As of March 22, 2000, the Company had a staff of one research and development person, which conducts virtually all of the Company's product development with the assistance of outside contractors. During 1999, 1998 and 1997, respectively, the Company spent approximately $5.6, $9.7, and $12.6 million on research and development. All research and development costs are expensed as incurred. The Company has invested in technologies which, although not currently productized, may be integrated into future products.

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

 Competition in Mobile Core Logic Market/Embedded Marketplace

   The Company's main competitor in this market is Intel. Although Intel has not been as aggressive in this market as it has been in the desktop core logic area, there can be no assurances that they will not develop a strategy to attempt to control this market. The Company must continue to try to compete with Intel based on product features and product compatibility, but there can be no assurance that it will be successful in doing so.

   The Company's other competitors in the core logic area include major domestic and international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VIA, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their own internal production capabilities. The Company must face the challenge of competing at the high end of the marketplace, in the PC OEM area, based on features and at the lower end of the marketplace, the motherboard market, based on price.

 Competition in USB Market

   The Company's main competitors in this marketplace include CMD, Lucent Technologies and VIA, Inc. As in the core logic marketplace, certain of these companies have substantially greater financial, technical, marketing and other resources than the Company. The Company must continue to try and compete with these companies based on product features and price.

Intellectual Property

   The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty patents based on certain aspects of the Company's designs. The Company currently has seven patents pending for its technologies, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position.

   The Company is currently being sued by one party. The party is alleging that certain of the Company's products have infringed upon the party's intellectual property rights. Moreover, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

   There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. In response to the current litigation or if any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate the current claims or such other claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

Backlog

   Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, internal test facilities, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 1999, the Company's backlog scheduled for delivery within six months was approximately $3.4 million, all of which is expected to be filled during fiscal 2000 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $4.5 million as of December 31, 1998.

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

 Product Transitions and the Timing and Delivery of New Products

   A substantial majority of the Company's net sales is derived from its mobile core logic products. The market for mobile core logic products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

 Continued Sales of Current Products

   The Company's ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sale its existing products at current volumes. The Company, after its decision to terminate all new product development in January 2000, will have no new product introductions for the foreseeable future. Any inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

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

 Customer Concentration

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in fiscal 1999. The Company sold approximately $6 million of mobile core logic to Compaq and its subcontractors, representing a combined 27% of net sales for fiscal 1999. Also in fiscal 1999 the Company sold to Apple Computer and its subcontractors approximately $6 million in USB products, representing a combined 27% of net sales for that period. In 1998, the Company sold approximately $17 million of mobile core logic product to Compaq and its subcontractors, representing a combined 43% of net sales for that period. Also in fiscal 1998 the Company sold to Apple Computer and its subcontractors approximately $4 million in USB products, representing a combined 11% of net sales for that period. In 1997, the Company sold approximately $27 million of chipsets to Compaq and its subcontractors, representing a combined 40% of net sales in that period.. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

   However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if it all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. At this time the Company is not shipping any products to either Compaq and its subcontractors or Apple and its subcontractors. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Credit Risks

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 4% of the Company's receivables at December 31, 1999 were with these customers.

 Dependence on Foundries and Manufacturing Capacity

   Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

Employees

   As of December 31, 1999, the Company had 45 full-time employees, including 14 in research and development, 14 in marketing, sales, and support and 17 in finance, administration and operations. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company's ability to retain key employees is a critical factor to the Company's success. As of March 22, 2000, the Company employed 21 full-time employees, due to the reduction in staff action that the Company took in January 2000. The major reduction was in the research and development area as the Company made the decision to discontinue all future new product development. The Company will continue to make efforts to enhance features on its existing products and/or look to acquire technology.

Item 2. Properties

   The Company is headquartered in Santa Clara, California, where it leases administrative, sales and marketing, product development, and distribution facilities in one location consisting of an aggregate of approximately 12,000 square feet. The Company has an additional two buildings, approximately 52,000 square feet and 45,000 square feet, that it leases in Milpitas, California. The 45,000 square foot facility is sub-leased through the life of the lease, October 2002, while the 52,000 square foot facility is sub-leased through December 2000. The Company believes that these facilities are adequate for its needs in the foreseeable future.

   The Company also leases office space in Tokyo, Japan to provide sales and technical support to customers in this region. The Company believes that this facility is adequate for its needs in the foreseeable future.

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

   Following the entry of judgment, all three parties involved in the suit appealed the judgment to the United States Court of Appeals for the Federal Circuit. Crystal appealed the judges decision to deny lost profits damages and price erosion damages as awarded by the jury and the denial of prejudgment interest. OPTi appealed the courts ruling on one of the patents at issue and the interpretation of that patent by the court. If Crystal prevails in its appeal and Tritech is unable to reimburse the Company due to its filing for Judicial Management the results would have a material adverse effect on Opti's financial position, results of operations, and cash flow.

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

   In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. This suit is a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets. On May 21, 1999, the Court signed a Stipulation and Order entered into by OPTi and Crystal vacating the Preliminary Injunction Hearing set for June 3, 1999. This Stipulation and Order obligates OPTi to maintain and preserve liquid assets available, in an amount not less then the verdict against OPTi, plus costs and interest, in the underlying patent litigation between Crystal and OPTi. Based on the judgment entered into the Texas court a new Stipulation and Order was entered into by the party whereas the amount of liquid assets to be maintained and preserved was reduced to the amount of the court judgment.

   In response to the Company's announcement of its intention to pay a dividend in cash to its shareholders of four dollars per share, Crystal requested in the Santa Clara County Superior Court of California, that the Company stipulate to preserve additional assets in order to pay a potential judgment should Crystal prevail on appeal of the post-trial rulings in the Texas litigation. On November 3, 1999, the Court entered a Stipulation and Order Regarding Payment of Dividend obligating the Company to maintain and preserve assets in an amount not less than $24,000,000, "until such time as the judgment in the Texas litigation, after resolution of any appeals therein, is satisfied in full by the Company or until such time as Crystal's claims against the Company in the Texas litigation are settled, released or waived by Crystal."

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

   In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which named the Company and several of its officers and directors as defendants, alleged violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In December 1997, the Company and its insurance carriers reached a settlement with the plaintiffs in regards to this suit. The Company was responsible for approximately $500,000 of the settlement amount, which was paid in fiscal 1998. While, the Company claims no wrongdoing in regards to this matter it believed that the expense and time spend to continue to defend its position would have been more costly than the actual settlement.

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

   Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   The following required information is filed as a part of this Report:

   On November 17, 1999, the Company paid a cash dividend of $4.00 per share on each share of its common stock. The Board of Directors made the determination of providing the cash dividend based upon the Company's then existing excess cash position. The Company had not previously paid cash dividends on its common stock, and currently intends to retain any future earnings for use in the operation of its business. Accordingly, the Company does not expect to pay further cash dividends in the foreseeable future. The Company's common stock is traded over-the-counter and is quoted on the National Market System under the symbol "OPTI". The following table sets forth the range of high and low closing prices for the Common Stock:

                                                   Quarterly Period Ended
                                            ------------------------------------
                                            Dec. 31, Sept. 30, June 30, Mar. 31,
     Common stock price per share:          -------- --------- -------- --------
     1999
      High.................................  $7.25     $7.44    $6.44    $6.25
      Low..................................   3.06      5.63     5.28     4.13
     1998
      High.................................  $4.88     $6.94    $7.13    $7.31
      Low..................................   3.25      4.00     6.44     6.00

   As of March 22, 2000, there were approximately 185 holders of record of the Company's common stock.

Item 6. Selected Consolidated Financial Data

                                         Year Ended December 31,
                                ----------------------------------------------
                                 1999     1998      1997      1996      1995
                                -------  -------  --------  --------  --------
Consolidated Statement of
 Operations Data:
Net sales...................... $22,257  $40,003  $ 67,842  $118,725  $163,676
Cost of sales..................  14,403   26,712    50,471   111,395   121,587
                                -------  -------  --------  --------  --------
Gross margin...................   7,854   13,291    17,371     7,330    42,089
Operating expenses.............  16,776   20,623    27,836    31,000    27,458
                                -------  -------  --------  --------  --------
Operating income (loss)........  (8,922)  (7,332)  (10,465)  (23,670)   14,631
Other income (expenses):
 Gain on sale of Audio line....     --       --     12,391       --        --
 Interest income and other.....   3,231    3,717     3,031     2,417     3,210
 Interest expense..............    (261)    (312)     (473)     (441)     (306)
                                -------  -------  --------  --------  --------
Income (loss) before provision
 for income taxes..............  (5,952)  (3,927)    4,484   (21,694)   17,535
Provision (benefit) for income
 taxes.........................      59      285     9,872    (7,636)    6,285
                                -------  -------  --------  --------  --------
Net Income (loss).............. $(6,011) $(4,212) $ (5,388) $(14,058) $ 11,250
                                -------  -------  --------  --------  --------
Basic net income (loss) per
 share......................... $ (0.54) $ (0.35) $  (0.42) $  (1.13) $   1.02
                                =======  =======  ========  ========  ========
Shares used in computing basic
 per share amounts.............  11,059   12,196    12,838    12,443    11,033
                                =======  =======  ========  ========  ========
Diluted net income (loss) per
 share......................... $ (0.54) $ (0.35) $  (0.42) $  (1.13) $   0.85
                                =======  =======  ========  ========  ========
Shares used in computing
 diluted per share amounts.....  11,059   12,196    12,838    12,443    13,171
                                =======  =======  ========  ========  ========
Consolidated Balance Sheet
 Data:
 Cash, cash equivalents, and
  short-term investments....... $23,722  $60,903  $ 72,508  $ 56,372  $ 50,302
 Working capital...............  19,682   55,791    75,360    76,188    71,481
 Total assets..................  28,232   81,575   111,615   115,501   106,458
 Long-term obligations,
  excluding current portion....     310    1,810     3,473     4,649     2,316
 Shareholders' equity..........  21,182   69,285    92,723    96,371    79,149
 Cash dividends declared per
  common share................. $  4.00  $   --   $    --   $    --   $    --

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

   OPTi was founded in 1989 and is an independent volume supplier of semiconductor products to the personal computer market.. During 1999, the Company shipped more than two million core logic and peripheral products (such as USB contollers and docking stations to over 50 PC and motherboard manufacturers and add-on board manufacturers located primarily in Asia and the U.S.

   1999 Compared to 1998--Net sales for the year ended December 31, 1999 ("1999") decreased 44% to $22.3 million, compared to net sales of $40.0 million for the year ended December 31, 1998 ("1998"). This decrease in sales was attributable to decreased sales of chipsets supporting the Company's mobile core logic products and decreased sales from audio products after the Company sold its Audio assets to Creative Technology in November 1997, as well as the loss of significant mobile core logic design wins in the second half of 1999

   Revenue from core logic products were approximately 56% of net sales for 1999 as compared to approximately 74% in 1998. The remaining 44% of revenue in 1999 was from peripheral products (the vast majority from our USB product). The mix of revenues within the Company shifted in the second half of 1999 to a higher percentage of peripheral products, specifically the USB product, and a lower percentage of core logic products. It is likely that the Company will experience ongoing shifts in its revenue mix, as sales of core logic chipsets continue to decline. No assurances can be given that future revenues will reflect this product mix trend.

   Gross margin for 1999 increased to approximately 35% of net sales as compared to approximately 33% in 1998. This increase in gross margin for 1999 as compared to 1998 was primarily attributable to change in the Company's product mix from core logic to peripheral products. The Company was also sucessful in 1999 in obtaining a reduction in costs of wafers used in its core logic products and a reduction in the cost of assembling its core logic and peripheral products. The Company is likely to face potential inventory risks and adjustments if anticipated sales and shipments do not occur when expected. The markets for the Company's products are also subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain its gross margin level or that further substantial reductions in chipset prices will not result in future losses.

   Research and development ("R&D") expenses for 1999 decreased approximately 42% to $5.6 million, compared with $9.7 million for 1998. The decrease in research and development expenses from 1998 to 1999 is primarily related to the Company's decision to discontinue all development efforts related to mobile core logic. During fiscal 1999 the Companys main focus for research and development was on the peripheral products, USB controllers and LCD products. The Company anticipates a decline in this spending area in 2000 due to the reduction in headcount.

   Selling, general and administrative ("SG&A") expenses for 1999 increased approximately 2% to $11.2 million, compared with $10.9 million in 1998. This increase in SG&A expenses from 1998 to 1999 was primarily attributable to the litigation expenses that the Company incurred in regards to the award of a judgment for $4.0 million plus costs in the Crystal litigation in Austin, Texas. This increase was partially offset by, decreased costs related to reduced net sales and reduced headcount related expnses in both the sales and General & administrative areas. The Company anticipates a decline in this spending area in 2000 due to the reduction in headcount.

   Net interest and other income for 1999 was $3.0 million as compared to $3.4 million for 1998. Interest and other income consists primarily of interest income and has decreased primarily due to lower average interst rates during 1999 versus 1998 and lower cash balances in the fourth quarter of 1999, following the Company's payment of dividends.

   The Company's effective tax rate was 1% for 1999 and 7% for 1998. The Company's effective tax rate differed from the federal statutory rate in 1999 due primarily to federal alternative minimum taxes and the limitations controlling the timing for recognition of deferred tax assets established by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" which will prevent a tax benefit for potential operating losses.

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

   Revenue from core logic products were approximately 74% of net sales for 1998 as compared to approximately 73% in 1997. The remaining 26% of revenue in 1998 was from peripheral products (USB, audio and graphics). The mix of revenues within the Company shifted in the second half of 1998 to a higher percentage of peripheral products, specifically the USB product, and a lower percentage of core logic products.

   Gross margin for 1998 increased to approximately 33% of net sales as compared to approximately 26% in 1997. This increase in gross margin for 1998 as compared to 1997 was primarily attributable to change in the Company's product mix from core logic to peripheral products. In 1997 the majority of non core logic products was audio products which carried a lower gross margin than the USB controller which was the majority of non core logic products in 1998. The Company was also sucessful in 1998 in obtaining a reduction in costs of wafers used in its core logic products and a reduction in the cost of assembling its core logic products.

   Research and development ("R&D") expenses for 1998 decreased approximately 23% to $9.7 million, compared with $12.6 million for 1997. The decrease in research and development expenses from 1997 to 1998 is primarily related to the Company's shift in market focus over the last year as the Company has focused more heavily on notebook directed technologies and has reduced research and development spending in other areas resulting in a net reduction in spending.

   Selling, general and administrative ("SG&A") expenses for 1998 decreased approximately 22% to $10.9 million, compared with $14.1 million in 1997. This decrease in SG&A expenses from 1997 to 1998 was primarily attributable to decreased net sales.

   Net interest and other income for 1998 was $3.4 million as compared to $2.5 million for 1997. Interest and other income consists primarily of interest income and has increased primarily due to higher average interst rates during 1998 versus 1997.

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

   Liquidity and Capital Resources--The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 1999, the Company used cash from operating activities of $1.5 million primarily due to reductions in accounts payable and the Companys net loss for the year.

This was partially offset by decreases in accounts receivable, and inventories as well as an increase in accrued expenses, relating to the litigation.. In 1998, the Company generated cash from operations of $9.4 million primarily due to reductions in accounts receivable and inventory due to lower sales. This was partially offset by a decrease in accounts payable and a net loss for the year.

   The Company's investing activities provided cash of approximately $14.0 million during 1999. The cash provided by investing activities was attributable to the sale of the Company's investment in the UICC wafer fab and the sale of its short- term investments. The Company's investing activities provided cash of approximately $3.6 million in 1998. The cash provided by investing activities was attributable to sale of its short-term investments of approximately $4.4 million, offset, in part, by purcahses of property and equipment. The Company's investing activities provided cash of $3.3 million in fiscal 1997. This cash generated during 1997 was primarily due to proceeds of $13.9 million from the sale of the Company's audio line, partially offset by, an investment into short term investments of approximately $8.7 million and a payment of approximately $1.6 million to United Microelectronics Corporation ("UMC") as partial payment under terms of the 1995 agreement that the Company signed with UMC. As of December 31, 1997 the Company has no further obligations under this agreement.

   Financing activities used cash of approximately $45.4 million in 1999. This use in cash for financing activitities during 1999 was mainly attributable to a cash dividend paid in November 1999 and principal payments on the capital lease obligations. This was partially offset by proceeds from the sale of the Company's common stock. Financing activities used cash of approximately $20.2 million in 1998. This use in cash for fiscal 1998 was primarily due to the Company repurchasing approximately $24.0 million of its common stock based on a repurchase program announced in June 1998 and principal payments on capital leases offset, in part, by proceeds from the sale of the Company's common stock

   The Company's manufacturing plans and expenditure levels are based primarily upon sales forecasts. Typically, the Company orders products from foundries pursuant to non-cancelable purchase orders on a rolling twelve week basis while its customers generally place product orders approximately four weeks prior to delivery, which orders may be canceled without significant penalty. The Company anticipates that the rate of new orders will vary significantly from month to month. As a result, backlog can fluctuate significantly. Consequently, if anticipated sales and shipments do not occur when expected, expense and inventory levels could be disproportionately high and the Company's operating results could be materially and adversely affected.

   In January 2000, the Company entered into a non-exclusive license agreement for all of its patents with a major semiconductor company. In return for the one time fully paid up license fee of $13,500,000, OPTi releases this company from any and all claims or liability for infringement of OPTi patents. OPTi is also released of liability for any infringement of the other company's patents that arose prior to the signing date.

   As of December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of approximately $23.7 million and working capital of $19.7 million. The Company believes that the existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the end of 2000.

   In response to the Company's announcement of its intention to pay a dividend in cash to its shareholders of four dollars per share, Crystal requested in the Santa Clara County Superior Court of California, that the Company stipulate to preserve additional assets in order to pay a potential judgment should Crystal prevail on appeal of the post-trial rulings in the Texas litigation. On November 3, 1999, the Court entered a Stipulation and Order Regarding Payment of Dividend obligating the Company to maintain and preserve assets in an amount not less than $24,000,000, "until such time as the judgment in the Texas litigation, after resolution of any appeals therein, is satisfied in full by the Company or until such time as Crystal's claims against the Company in the Texas litigation are settled, released or waived by Crystal."

Year 2000

   In prior years, the Company discussed the nature and progree of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experiernced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

 Interest Rate Sensitivity

   We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 1999, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

   The directors and executive officers of the Company as of March 26, 1999 were as follows:

Name                          Age Position with the Company
----                          --- -------------------------
Bernard Marren...............  64 Chief Executive Officer, Chairman of the Board
Douglas Gans.................  55 Chief Financial Officer and Secretary
Stephen A. Dukker(1).........  47 Director
William Welling(1)(2)........  63 Director
Kapil K. Nanda(1)(2).........  54 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

   Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. Mr. Marren founded Western Microtechnology Inc.,a distributor of electronic systems and semiconductor devices. He served as its President from 1977 to 1994. From 1972 to 1976, Mr. Marren was President of American Microsystems. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

   Douglas Gans was appointed Chief Financial Officer of the Company in January 2000. Mr. Gans has over 30 years of financial management experience. He is a consultant to the Company working for the Brenner Group. From 1991 to 1999 he held the position of CFO at Asante Technologies, Inc, and Sunseeds Corporation.

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

   Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software and development consulting company, which he founded in 1990. Prior to 1990, Mr. Nanda held various positions at Altos Computer Systems, a personal computer manufacturing company, from 1981 to 1989. Serving as Vice President of Engineering from 1984 to 1988. From 1974 to 1981, Mr. Nanda was employed at Intel Corporation, serving as Manager, Software Engineering from 1976 to 1981. Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California.

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

   Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the last Fiscal Year, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 1999, 1998, and 1997 to Bernard Marren and Michael Mazzoni (the "Named Officers"). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

                                                       Long-Term
                                 Annual Compensation  Compensation
                          Fiscal --------------------    Awards     All Other
Name                       Year  Salary ($) Bonus ($) Otpions (#)  Compensation
----                      ------ ---------- --------- ------------ ------------
Bernard Marren...........  1999   $251,250  $420,000        --         --
 President and Chief
  Executive Officer        1998    150,923       --     100,000        --
                           1997        --        --         --         --
Michael Mazzoni(1).......  1999    145,763    69,525        --         --
 Chief Financial Officer   1998    136,475    50,000     45,000        --
                           1997     96,771    10,350        --         --

--------
(1) On January 31, 2000, Mr. Mazzoni resigned from his position as Chief Financial Officer of the Company.

Option Grants in Last Fiscal Year

   There were no options granted in the last fiscal year to the Named
Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Officers and the value of such officer's unexercised options at December 31, 1999

                                              Total Value of       Total Number of Unexercised
                                          Unexercised Options at     In-the-Money Options at
                         Shares             Fiscal Year End (#)      Fiscal Year End ($)(1)
                          Acq.   Value   ------------------------- ---------------------------
Name                     Exer.  Realized Exercisable Unexercisable Exercisable  Unexercisable
----                     ------ -------- ----------- ------------- ---------------------------
Bernard Marren..........    --      --     100,000        --         $        71,000         --
Michael Mazzoni......... 20,000  44,900     88,750        --         $         7,100         --

--------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 31, 1999 on the Nasdaq National Market, minus the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 22, 2000 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading "EXECUTIVE COMPENSATION--Summary Compensation Table"; (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicitive of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shares voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of March 22, 2000 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (one shares such powers with his or her spouse) with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company's principal executive offices. A total of 11,630,970 shares of the Company's Common Stock were issued and outstanding as of March 22, 2000.

                                                 Shares Beneficially Owned
                                                 -----------------------------
Name                                                Number         Percent
----                                             --------------- -------------
Bernard Marren(1)...............................         127,788         1.4%
Michael Mazzoni(2)..............................          88,750           *
Stephen Dukker(3)...............................          89,166           *
Kapil Nanda(4)..................................          16,000           *
William Welling(5)..............................          13,333           *
Caxton International............................         789,800         8.5%
 315 Enterprise Drive
 Plainsboro, NJ 08536
Cramer Rosenthal McGlynn........................         899,900        11.4%
 707 Westchester Avenue
 White Plains, NY 10604
Dimension Fund Advisors.........................         713,800         5.5%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401
MG Capital Management LLC.......................       1,177,000        10.1%
 1725 Kearny Street No. 1
 San Francisco, CA 94133
All Directors and Executive Officers as a group
 (5 persons)(6).................................         335,037         2.9%

--------
*   Represents less than one percent.
(1) Includes 12,000 shares subject to stock option exercisable as of March 22, 2000 or within sixty (60) days thereafter.
(2) Includes 0 shares subject to stock option exercisable as of March 22, 2000 or within sixty (60) days thereafter.
(3) Includes 0 shares subject to stock option exercisable as of March 22, 2000 or within sixty (60) days thereafter.
(4) Includes 12,000 shares subject to stock option exercisable as of March 22, 2000 or within sixty (60) days thereafter.
(5) Includes 0 shares subject to stock option exercisable as of March 22, 2000 or within sixty (60) days thereafter.
(6) Includes shares pursuant to notes (1), (2), (3), (4), and (5).

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

 (a)(1)Financial Statements

  The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
     Report of Ernst & Young LLP, Independent Auditors................... F-1
     Consolidated Balance Sheets, December 31, 1999and 1998.............. F-2
     Consolidated Statements of Operations for the years ended December
      31, 1999, 1998
      and 1997........................................................... F-3
     Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1999, 1998, and 1997.................................. F-4
     Consolidated Statements of Cash Flows for the years ended December
      31, 1999, 1998,
      and 1997........................................................... F-5
     Notes to Consolidated Financial Statements.......................... F-6

 (a)(2)Financial Statement Schedules

                                                                           Page
     Schedule Number Description                                          Number
     --------------- -----------                                          ------
           II        Valuation and Qualifying Accounts..................   S-1

   All other schedules not applicable.

 (a)(3)Exhibit Listing

     Exhibit
     Number  Description
     ------- -----------
      3.1    Registrant's Articles of Incorporation, as amended.(2)

      3.2    Registrant's Bylaws.(2)

     10.1    1993 Stock Option Plan, as amended.(2)

     10.2    1993 Director Stock Option Plan.(2)

     10.3    1993 Employee Stock Purchase Plan.(2)

     10.4 Form of Indemnification Agreement between Registrant and its officers and directors.(2)

     10.6    OPTi Inc. 1993 Bonus Plan.(2)

     10.10 Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994.(3)

     10.11   Credit Agreement dated as of November 14, 1994 by and among OPTi
             Inc., certain banks therein named and Sumitomo Bank of California, as Agent.(3)

     10.14   Foundry Venture Investment Agreement between the Registrant and
             United Microelectronics Corporation dated September 13, 1995.(4)

     10.15 Foundry Capacity Agreement by and between the Registrant, FabVen and United Microelectronics Corporation dated September 13,
             1995.(4)

     10.16   Lease between the Registrant and John Arrillaga and Richard T.
             Peery as separate property trusts, dated April 26, 1995.(4)

     10.17   OPTi Inc. 1995 Nonstatutory Stock Option Plan.(4)

     10.18   1996 Employee Stock Purchase Plan.(5)

     10.19   1995 Employee Stock Option Plan, as amended.(6)

     10.20   Patent license agreement between Intel Corporation and OPTi Inc.

     10.21   Lease Agreement between PVC.com Inc. and OPTi Inc.

     21.1    Subsidiaries of Registrant.

     23.1    Consent of Ernst & Young LLP, Independent Auditors.

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

 (c) Exhibits. See Item 14 (a)(3) above.

 (d) Financial Statements Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Milpitas, State of California on the 30th day of March 2000.

                                       OPTi Inc.

                                                  /s/ Bernie Marren
                                       By:____________________________________
                                                     Bernard Marren
                                          Chief Executive Officer and Chairman
                                          of the Board

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signatures                        Title                 Date
              ----------                        -----                 ----

        /s/ Bernie Marren             Chief Executive Officer    March 30, 2000
 ____________________________________ and Chairman of the
            Bernard Marren            Board (Principal
                                      Executive Officer)

         /s/ Douglas Gans             Chief Financial Officer    March 30, 2000
 ____________________________________ (Principal Financial and
             Douglas Gans             Accounting Officer)

 ____________________________________ Director                   March 30, 2000
          Stephen A. Dukker

       /s/ William Welling            Director                    March 30,2000
 ____________________________________
           William Welling

        /s/ Kapil K. Nanda            Director                   March 30, 2000
 ____________________________________
            Kapil K. Nanda

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST &YOUNG LLP

San Jose, California
February 14, 2000

                                   OPTi Inc.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $ 23,722  $ 56,653
 Short term investments....................................      --      4,250
 Accounts receivable, net of allowance for doubtful
  accounts of $151 in 1999 and $800 in 1998................    1,459     3,232
 Inventories...............................................      298     1,192
 Prepaid expenses and other current assets.................      943       944
                                                            --------  --------
   Total current assets....................................   26,422    66,271
Property and equipment:
 Machinery and equipment...................................   11,085    26,008
 Furniture and fixtures....................................      847     1,412
                                                            --------  --------
                                                              11,932    27,420
 Accumulated depreciation..................................  (11,264)  (21,738)
                                                            --------  --------
                                                                 668     5,682
Other assets...............................................    1,142     9,622
                                                            --------  --------
   Total assets............................................ $ 28,232  $ 81,575
                                                            ========  ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilites:
 Accounts payable.......................................... $  1,201  $  5,991
 Accrued expenses..........................................      827       485
 Accrued Litigation........................................    4,200     1,100
 Accrued employee compensation.............................      512     1,052
 Current obligations under capital leases..................      --      1,852
                                                            --------  --------
   Total current liabilities...............................    6,740    10,480
Long-term obligations under capital leases.................      --      1,644
Other long-term liabilities................................      310       166

Commitments and contingences

Shareholders' equity:
 Preferred stock, no par value:
  Authorized shares--5,000,000
  No shares issued or outstanding..........................      --        --
 Common stock, no par value:
  Authorized shares--50,000,000
  Issued and outstanding shares--11,620,970 in 1999,and
   10,810,549 in 1998......................................   22,494    39,397
 Retained earnings/(Accumulated deficit)...................   (1,312)   29,888
                                                            --------  --------
   Total shareholders' equity..............................   21,182    69,285
                                                            --------  --------
   Total liabilities and shareholders' equity.............. $ 28,232  $ 81,575
                                                            ========  ========

                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1999     1998      1997
                                                   -------  -------  --------
Net Sales......................................... $22,257  $40,003  $ 67,842

Costs and expenses:
 Cost of sales....................................  14,403   26,712    50,471
 Research and development.........................   5,611    9,681    12,565
 Selling, general and administrative..............  11,165   10,942    14,058
 Restructuring....................................     --       --      1,213
                                                   -------  -------  --------
Total costs and expenses..........................  31,179   47,335    78,307
                                                   -------  -------  --------
Operating loss....................................  (8,922)  (7,332)  (10,465)
Gain on sale of Audio line........................     --       --     12,391
Interest income and other.........................   3,231    3,717     3,031
Interest expense..................................    (261)    (312)     (473)
                                                   -------  -------  --------
                                                     2,970    3,405    14,949
                                                   -------  -------  --------
Income (loss) before provision for income taxes...  (5,952)  (3,927)    4,484
Provision for income taxes........................      59      285     9,872
                                                   -------  -------  --------
Net loss.......................................... $(6,011) $(4,212) $ (5,388)
                                                   =======  =======  ========

Basic and diluted net loss per share.............. $ (0.54) $ (0.35) $  (0.42)
                                                   =======  =======  ========

Shares used in computing basic and diluted per
 share amounts....................................  11,059   12,196    12,838
                                                   =======  =======  ========

                            See accompanying notes.

                                   OPTi Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                        Retained
                                   Common Stock        Earnings/       Total
                                --------------------  (Accumulated Shareholders'
                                  Shares     Amount     Deficit)      Equity
                                ----------  --------  ------------ -------------
Balance at December 31, 1996..  12,661,213  $ 56,883    $ 39,488     $ 96,371
  Sale of common stock........     465,295     1,740         --         1,740
  Net loss and comprehensive
   loss.......................         --        --       (5,388)      (5,388)
                                ----------  --------    --------     --------
Balance at December 31, 1997..  13,126,508    58,623      34,100       92,723
  Sale of common stock........   1,264,416     4,769         --         4,769
  Stock repurchase............  (3,580,375)  (23,995)        --       (23,995)
  Net loss and comprehensive
   loss.......................         --        --       (4,212)      (4,212)
                                ----------  --------    --------     --------
Balance at December 31, 1998..  10,810,549    39,397      29,888       69,285
  Sale of common stock........     810,421     4,392         --         4,392
  Cash Dividend...............         --    (21,295)    (25,189)     (46,484)
  Net loss and comprehensive
   loss.......................         --        --       (6,011)      (6,011)
                                ----------  --------    --------     --------
Balance at December 31, 1999..  11,620,970  $ 22,494    $ (1,312)    $ 21,182
                                ==========  ========    ========     ========

                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Operating activities
Net loss........................................  $ (6,011) $ (4,212) $ (5,388)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.................     3,717     6,629     5,213
  Deferred taxes................................       --        --      9,888
  Gain on sale of audio line....................       --        --    (12,391)
  Changes in operating assets and liabilities:
    Accounts receivable.........................     1,773     8,550     6,168
    Inventories.................................       894     3,825      (896)
    Prepaid expenses and other current assets...         1       254        41
    Accounts payable............................    (4,790)   (5,180)    1,453
    Accrued expenses............................     3,442       (54)     (398)
    Accrued employee compensation...............      (540)     (315)      (82)
    Income taxes payable........................       --       (106)       (5)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................    (1,514)    9,391     3,603

Investing activities
Purchases of property and equipment.............      (248)     (830)     (227)
Sale of Property and equipment..................     1,545       --        --
Sale of Investment in UICC foundry..............     8,495       --        --
Purchase of short term investments..............   (36,150)  (57,750)  (72,626)
Sale of short term investments..................    40,400    62,176    63,950
Net proceeds from sale of Audio line............       --        --     13,873
Increase in other assets........................       (15)        7    (1,647)
                                                  --------  --------  --------
Net cash provided by investing activities.......    14,027     3,603     3,323

Financing activities
Net proceeds from sale of common stock..........     4,392     4,769     1,740
Repurchase of common stock......................       --    (23,995)      --
Cash dividend...................................   (46,484)      --        --
Principal payments on capital lease
 obligations....................................    (3,352)     (947)   (1,206)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activites......................................   (45,444)  (20,173)      534

Net increase (decrease) in cash and cash
 equivalents....................................   (32,931)   (7,179)    7,460
Cash and cash equivalents at beginning of year..    56,653    63,832    56,372
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 23,722  $ 56,653  $ 63,832
                                                  ========  ========  ========
Supplemental cash flow information
Cash paid for interest..........................  $    261  $    312  $    473
Cash paid for income taxes......................  $    --   $    210  $    --

                            See accompanying notes.

                                   OPTi Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

   The Company. OPTi Inc., a California corporation, is engaged in marketing semiconductor products for use principally by personal computer manufacturers, add in card manufacturers and motherboard manufacturers.

   The Company is no longer in the research and development business after it terminated the design group in January 2000. The Company anticipates that it will continue to sell its previously designed products at lower than historical levels. The Company also intends to try and license its patent portfolio. In the first quarter of 2000, the Company signed a license agreement for $13,500,000 relating to the patents of the Company.

   The Company is also involved in a patent litigation trial. The Company has reserved $4 million on its balance sheet at this time. The outcome of the appeal will not be known until later this year. For more information in regards to the litigation please refer to Note 11 of this section.

   Principles of Consolidation. The consolidated financial statements include the Company and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments only to the extent of amounts recorded on the balance sheet.

   Short-Term Investments. The Company invests from time to time its excess cash in high quality,auction rate preferred securities. At December 31, 1998, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during 1999 as all investments were held to maturity during the year. At December 31, 1999, the company had no short-term investments.

   Inventories. Inventories, comprised of finished goods and work in process, are stated at the lower of cost (using the first-in, first-out method ) or market. The market value is based upon estimated net realizable value.

   Property and Equipment. Property and equipment, including machinery and equipment under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation for non-leased property and equipment is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Assets under capital lease are amortized using the straight-line method over the shorter of the remaining term of the lease or the estimated economic life of the asset. This amortization for assets under capital lease are included in depreciation expense.

   Revenue Recognition. The Company records sales upon shipment and provides an allowance for the estimated return of product.

   Net Loss Per Share. The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share did not assume the impact of the conversion of outstanding options or warrants for any of the periods presented because their inclusion would have been antidilutive.

   Accounting for Employee Stock Options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                   OPTi INC.

   Recent Pronouncements. The company has adopted statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the years ended December 31, 1999, 1998 and 1997.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 2000 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flow.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 2--Inventories

   A summary of inventories follows (in thousands):

                                                                     1999  1998
                                                                     ---- ------
     Finished goods................................................. $240 $  688
     Work in process................................................   58    504
                                                                     ---- ------
       Total inventory.............................................. $298 $1,192
                                                                     ==== ======

Note 3--Other Assets

   A summary of other assets (in thousands):

                                                                    1999   1998
                                                                   ------ ------
     Investment in UICC........................................... $  --  $8,521
     Investment in Tripath........................................    725    725
     Deposits.....................................................    240    308
     Other miscellaneous..........................................    177     68
                                                                   ------ ------
       Total Other Assets......................................... $1,142 $9,622
                                                                   ====== ======

   At December 31, 1999, the Company's investment in Tripath represents an approximate 10% equity interest in the design company. The investment was accounted for under the cost method of accounting.

Note 4--Obligations Under Capital Lease

   Assets capitalized under leases totaled $6,656,000 at December 31, 1998 related and accumulated amortization on these leased assets was $4,386,000. During 1999, the Company purchased all equipment being held under capital lease arrangements.

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

                                   OPTi INC.

Stock Option Plans

   Pro forma information regarding net loss and net loss per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     1999      1998      1997
                                                   --------- --------- ---------
     Expected Life................................ 4.8 years 5.0 years 4.5 years
     Expected volatility.......................... 0.95      0.57      0.62
     Risk Free Interest Rate...................... 6.00%     5.40%     6.23%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     1999     1998     1997
                                                    -------  -------  -------
     Pro forma net loss............................ $(6,415) $(5,693) $(8,670)
     Pro forma basic and diluted net loss per
      share........................................ $ (0.58) $ (0.47) $ (0.68)

   Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.

   The weighted average fair value of options granted under all stock option plans was $5.82, $5.13 and $3.49 for the years ending 1999, 1998 and 1997, respectively

 1993 Stock Option Plan

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

   The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                             Outstanding
                                                       -------------------------
                                                                  Weighted Ave.
                                                        Shares    Exercise Price
                                                       ---------  --------------
     Outstanding at December 31, 1996................. 1,691,308      $4.49
      Granted.........................................   130,000      $5.50
      Exercised.......................................  (214,161)     $2.77
      Canceled........................................  (191,714)     $7.30
                                                       ---------
     Outstanding at December 31, 1997................. 1,415,433      $4.30
      Granted.........................................   145,000      $5.13
      Exercised.......................................  (855,873)     $3.02
      Canceled........................................  (341,746)     $6.83
                                                       ---------
     Outstanding at December 31, 1998.................   362,814      $5.20
      Granted.........................................    45,000      $5.94
      Exercised.......................................   (24,877)     $5.32
      Canceled........................................       --       $ --
                                                       ---------
     Outstanding at December 31, 1999.................   191,937      $5.15
                                                       =========

                                   OPTi INC.

   Approximately 49,813, 425,795 and 666,432 options oustanding were exercisable as of December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price for the exercisable shares as of December 31, 1999, was $ 5.15.

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

   The activity under the 1995 Plan is as follows:

                                                             Outstanding
                                                       -------------------------
                                                                  Weighted Ave.
                                                        Shares    Exercise Price
                                                       ---------  --------------
   Outstanding at December 31, 1996................... 2,210,574      $5.17
     Granted..........................................   395,500      $5.24
     Exercised........................................  (119,899)     $5.11
     Canceled.........................................  (899,920)     $5.25
                                                       ---------      -----
   Outstanding at December 31, 1997................... 1,586,255      $5.06
     Granted..........................................   189,000      $5.47
     Exercised........................................  (347,188)     $5.04
     Canceled.........................................  (614,299)     $5.21
                                                       ---------      -----
   Outstanding at December 31, 1998...................   813,768      $5.06
     Granted..........................................    45,500      $5.69
     Exercised........................................  (542,933)     $5.04
     Canceled.........................................  (266,522)     $5.19
                                                       ---------      -----
   Outstanding at December 31, 1999...................    49,813      $5.15
                                                       =========      =====

   Approximately 49,813, 425,795 and 666,432 options outstanding were exercisable as of December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price for the exercisable shares as of December 31, 1999, was $5.15.

 Stock Options Outstanding and Stock Options Exercisable:

   The following table summarizes information about options outstanding at December 31, 1999:

                          Options Outstanding            Options Exercisable
                --------------------------------------- ----------------------
     Range of   Number  Weighted Average    Weighted    Number     Weighted
     Exercise     of    Contractual Life    Average       of       Average
      Prices    Shares     (in years)    Exercise Price Shares  Exercise Price
     --------   ------- ---------------- -------------- ------- --------------
      $3.44       5,000       8.79           $3.44        5,000     $3.44
      $4.63     115,835       8.72           $4.63      115,835     $4.63
      $5.25         980       6.30           $5.25          980     $5.25
      $5.32      40,380       5.20           $5.32       40,380     $5.32
      $6.25      46,885       8.07           $6.25       46,885     $6.25
      $8.88       1,670       5.31           $8.88        1,670     $8.88
      $9.50       1,000       6.08           $9.50        1,000     $9.50

                                   OPTi INC.

 1993 Director Stock Option Plan

   In February 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan") and reserved 50,000 shares of common stock for issuance thereunder. Under this plan, non-employee directors are granted options to purchase common stock at 100% of fair market value on dates specified in the plan. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In May 1996, the Company's shareholders authorized an additional 50,000 shares for grant under the plan. The activity under the 1993 Director Plan is as follows:

                                                              Outstanding
                                                         -----------------------
                                                                  Weighted Ave.
                                                         Shares   Exercise Price
                                                         -------  --------------
     Outstanding at December 31, 1996...................  81,943      $ 8.44
      Granted...........................................  12,000      $ 5.31
      Exercised.........................................     --       $  --
      Canceled..........................................  (8,000)     $15.38
                                                         -------
     Outstanding at December 31, 1997...................  85,943      $ 7.35
      Granted...........................................  21,333      $ 3.44
      Exercised.........................................  (8,611)     $ 5.25
      Canceled.......................................... (42,666)     $ 8.07
                                                         -------
     Outstanding at December 31, 1998...................  55,999      $ 5.64
      Granted...........................................     --       $  --
      Exercised......................................... (21,333)     $ 3.44
      Canceled..........................................     --       $  --
                                                         -------
     Outstanding at December 31, 1999...................  34,666      $ 6.99
                                                         =======

 1993 Employee Stock Purchase Plan

   In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1999 and 1998, 149,399 shares had been issued under the Purchase Plan.

 1996 Employee Stock Purchase Plan

   In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 250,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 1999 and 1998, 249,998 shares had been issued under the Purchase Plan.

 Common Stock Reserved

   At December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

     1993 Employee Stock Purchase Plan..............................        601
     1996 Employee Stock Purchase Plan..............................          2
     1993 Directors Stock Option Plan...............................     65,334
     Common Stock Warrants..........................................    200,000
     1993 Stock Option Plan (including the Evergreen Plan)..........    744,210
     1995 Stock Option Plan.........................................  1,481,608
                                                                     ----------
       Totals.......................................................  2,491,755
                                                                     ==========

                                   OPTi INC.

Note 6--Commitments

   The Company leases its facilities under noncancelable operating leases. At December 31, 1999, future minimum commitments related to these leases are as follows (in thousands):

     2000................................................................ $1,804
     2001................................................................  1,474
     2002................................................................  1,141
                                                                          ------
       Total............................................................. $4,419
                                                                          ======

   The Company has entered into an agreeement to sub-lease a facility that will reduce its commitment above by approximately $648,000, $674,000, and $523,000 for the years 2000 through 2002, respectively. This sub-lease is for a facility that the Company has never occupied.

   In January 1999, the Company entered into an agreement to sub-lease one floor of its facility for the period of January 4, 1999 to December 31, 2000. This sub-lease agreement will reduce the company's commitment on leased facilities by $384,000 for the year 2000. In February 1999, the Company entered into an additional sub-lease agreeement for the additional floor of the same facility for the period of February 19, 1999 to December 31, 2000, with a renewal provision for the period of January 1, 2001 to the end of the lease at October 2002. The renewal provision has to be exercised 270 days prior to December 31, 2000. If the renewal option is exercised the sublessor has the ability to lease the existing floor space or the entire building. This sublease agreement will reduce the Company's commitment above by $384,000 for the year 2000.

   Rental expense for operating leases amounted to $421,000, $1,402,000 and $1,529,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The rental expense for the fiscal years 2000 will be reduced due to the additional sublease agreements that the Company has entered into in January and February 1999.

Note 7--Concentrations

 Credit Risks and Major Customers

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to Compaq and its subcontractors and Apple and its subcontractors no other single customer represented more than 10% of sales in fiscal 1999. The Company sold approximately $6 million of mobile core logic to Compaq and its subcontractors, representing a combined 27% of net sales for 1999. Also in fiscal 1999 the Company sold to Apple Computer and its subcontractors approximately $6 million in USB products, representing a combined 27% of net sales for that period. In 1998, the Company sold approximately $17 million of mobile core logic product to Compaq and its subcontractors, representing a combined 43% of net sales for that period. Also in fiscal 1998, the Company sold to Apple Computer and its subcontractors approximately $4 million in USB products, representing a combined 11% of net sales for that period. In 1997, the Company sold approximately $27 million of chipsets to Compaq and its subcontractors, representing a combined 40% of net sales in that period. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these

                                   OPTi INC.

customers are unable to remain profitable. Approximately 9% of the Company's receivables at December 31, 1999 were with these customers.

 Suppliers

   The Company's reliance on independent foundries and packaging houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a particular product.

 Products

   During fiscal year 2000 the Company will be highly dependent on continued revenue contributions from its embedded product line and its USB controller. Any significant shortfall in sales for the Company's current volume products or problems with the manufacturing of these products will have a material adverse effect upon the Company's financials.

Note 8--Geographic Segments

   Net sales by the geographic location of the Companys customers, based on shipped to location, are summarized by geographic areas as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
     Taiwan............................................. $ 7,908 $22,761 $39,979
     Japan..............................................   3,610   6,085   8,773
     USA................................................   3,850   5,408   7,074
     Singapore..........................................   6,710   5,138   8,511
     Other Far East.....................................      68     436   3,285
     Europe/Other.......................................     111     175     220
                                                         ------- ------- -------
       Total Net Sales.................................. $22,257 $40,003 $67,842
                                                         ======= ======= =======

                                   OPTi INC.

Note 9--Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                              1999  1998  1997
                                                              ----- ---- ------
     Federal:
      Current................................................ $ --  $238 $ (137)
      Deferred...............................................   --   --   9,888
                                                              ----- ---- ------
                                                                --   238  9,751
     State:
      Current................................................   --   --     --
      Deferred...............................................   --   --     --
                                                              ----- ---- ------
                                                                --   --     --
     Foreign:
      Current................................................    59   47    121
      Deferred...............................................   --   --     --
                                                              ----- ---- ------
                                                                 59   47    121
                                                              ----- ---- ------
       Total................................................. $  59 $285 $9,872
                                                              ===== ==== ======

   A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

                                                    1999     1998     1997
                                                   -------  -------  -------
     Income taxes computed at the federal
      statutory rate.............................. $(2,104) $(1,485) $ 1,502
     Net operating losses not benefitted..........   2,104    1,485      --
     State taxes (net of federal benefit).........     --       --       --
     Benefit of net operating income..............     --       --    (1,502)
     Alternative minimum taxes....................     --       238       93
     Valuation reserve movement...................     --       --     9,888
     Foreign Taxes................................      59       47      121
     Other individually immaterial items..........     --       --      (230)
                                                   -------  -------  -------
                                                   $    59  $   285  $ 9,872
                                                   =======  =======  =======

                                   OPTi INC.

   The components of deferred taxes consist of the following (in thousands):

                                                               1999      1998
                                                             --------  --------
     Deferred tax assets:
      Inventory reserve..................................... $  3,800  $  3,801
      Credit carryforwards..................................    5,200     4,875
      Capitalized research & development costs..............    1,400       913
      Accounts receivable reserve...........................       60       309
      Reserve for sales return..............................       20       154
      Net operating losses..................................    8,789     6,689
      Amortization..........................................    1,700     1,690
      Other individually immaterial items...................      300       313
                                                             --------  --------
        Total deferred tax assets...........................   21,269    18,744
        Valuation Allowance.................................  (19,469)  (16,940)
                                                             --------  --------
                                                                1,800     1,804
                                                             --------  --------
     Deferred tax liabilities:
      Depreciation..........................................   (1,800)   (1,804)
                                                             --------  --------
        Net deferred tax assets............................. $    --   $    --
                                                             ========  ========

   At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $24.0 million and $6.0 million, respectively, expiring in the years 2001 through 2018. At December 31, 1999, the Company had tax credit carryovers of approximately $3.0 million and $2.5 million for federal and state purposes, expiring in the years 2007 through 2013. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $497,000 that will not expire.

   The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Note 10--Employee Benefit Plan

   Savings Plan. The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently does not match employee contributions made to the savings plan. Administrative costs of the plan are immaterial.

Note 11--Contingencies

   In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, Inc. ("Crystal"), a susidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International, Inc. and its Singapore parent company, Tritech Microelectronics Pte, Ltd. (collectively "Tritech") infringe three patents owned by Crystal. These patents relate to the analog-to-digital coder-decoder ("codec") module that was designed by Tritech and incorporated into integrated PC audio chips formerly sold by the Company. The suit seeks injunctive relief and damages.

                                   OPTi INC.

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

   On July 23, 1999, the United States District Court for the Western District of Texas entered an Order and Judgment in the patent infringement action brought by Crystal Semiconductor Corporation against OPTi, Inc., Tritech Microelectronics Pte Ltd., a Singapore company,and TriTech Microelectronics International, Inc., its American marketing subsidiary. The Court's judgment substantially reduced the amount of damages that a jury had awarded to Crystal against OPTi, from $19.4 million to $4 million. This $4 million has been accrued in the Company's financial statements.

   The Court's Judgment also includes a permanent injunction against further infringement, OPTi, however, is no longer in the audio chip business, having sold its audio division to Creative Technology in November 1997.

   Following the entry of judgment, all three parties involved in the suit appealed the judgment to the United States Court of Appeals for the Federal Circuit. Crystal appealed the judges decision to deny lost profits damages and price erosion damages as awarded by the jury and the denial of prejudgment interest. OPTi appealed the courts ruling on one of the patents at issue and the interpertation of that patent by the court.

   If Crystal prevails in its appeal and Tritech is unable to reimburse the Company due to its filing for Judicial Management the results would have a material adverse effect on Opti's financial position, results of operations, and cash flow.

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

   In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. This suit is a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets. On May 21, 1999, the Court signed a Stipulation and Order entered into by OPTi and Crystal vacating the Preliminary Injunction Hearing set for June 3, 1999. This Stipulation and Order obligates OPTi to maintain and

                                   OPTi INC.

preserve liquid assets available, in an amount not less then the verdict against OPTi, plus costs and interest, in the underlying patent litigation between Crystal and OPTi. Based on the judgment entered into the Texas court a new Stipulation and Order was entered into by the party whereas the amount of liquid assets to be maintained and preserved was reduced to the amount of the court judgment.

   On February 26, 1999, the Lemelson Medical, Education and Research Foundation (the "Lemelson Foundation") filed a complaint in the United States District Court for the district of Arizona against the Company and 87 other defendant companies claiming patent infringement. No complaint has actually been served against the Company

   In August 1999, the Company and the Lemelson Foundation reached an agreement in regards to the patents at suit. Under terms of the license agreement, the Lemelson Foundation agrees not to sue the Company on its patents and pending applications and any subsequently filed applications claiming inventions originally disclosed in any such existing patents or pending applications.

   In September and October 1995, the Company was served with multiple shareholder class action lawsuits filed in the United States District Court for the Northern California District of California. The lawsuits, which named the Company and several of its officers and directors as defendants, alleged violations of the federal securities laws in connection with the announcement by OPTi Inc. of its financial results for the quarter ended September 30, 1995. In December 1997, the Company and its insurance carriers reached a settlement with the plaintiffs in regards to this suit. The Company was responsible for approximately $500,000 of the settlement amount, which was paid in fiscal 1998. While, the Company claims no wrongdoing in regards to this matter it believed that the expense and time spend to continue to defend its position would have been more costly than the actual settlement.

Note 12--Restructuring

   During the second quarter ot 1997, the Company initiated a restructuring program as a result of decisions by its Chief Executive Officer and Board of Directors to adjust the Company's organizational structure in order to align resources with a revised business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $1,213,000 (approximately $600,000 of which related to non-cash activities) which included approximately $140,000 associated with the termination of approximately 30 employees primarily at the Company's headquarters in Milpitas, CA, approximately $335,000 for costs associated with vacating leased facilities, approximately $600,000 for the write-down of capital assets, and approximately $138,000 in other charges. At December 31, 1997 all activities had been completed and all liabilities had been paid.

Note 13--Sale of Audio line

   On November 26, 1997, the Company sold certain assets associated with its Audio line, under the terms of the Asset Purchase Agreement dated November 22, 1997, to Creative Technology Ltd., ("Creative"), an unaffiliated, Singapore corporation.

   Under the terms of the Asset Purchase Agreement, the Company transferred to Creative all of the Audio line assets except for the related accounts receivable and inventory. All liabilities of the audio line were retained by the Company except for certian obligations relating to licensing agreements and a supply contract. At the closing, Creative paid the Company $14,000,000 in cash and the Companyissued a warrant to purchase 200,000 Shares of OPTi's Common Stock at a price of $10.00 per share. The warrant expires on November 25, 2002.

                                   OPTi INC.

   The Company recognized a net gain of $12.4 million as a result of the sale of the Audio line. This gain is derived from the cash proceeds of $14.0 million offset by expenses of $0.2 million for fixed assets, $0.8 million for inventory write-down, $0.5 million for write-down of prepaid assets, and $0.1 million for legal costs related to the transaction.

   The Company's revenues from the sale of its audio products represented approximately 28% and 27% of the Company's revenues in 1996 and the first nine months of 1997, respectively

Note 14--Subsequent Events

   In January 2000, the Company entered into a non-exclusive license agreement for all of its patents with a major semiconductor company. In return for the one time fully paid up license fee of $13,500,000, OPTi releases this company from any and all claims or liability for infringement of OPTi patents. OPTi is also released of liability for any infringement of the other companys patents that arose prior to the signing date.

   On January 13, 2000, the Company announced the termination of approximately twenty employees as part of a reduction in the Company's operations. The vast majority of employees effected by this reduction were research and development employees. The Company at this time has no research and development employees to work on future development.

                                   OPTi Inc.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                Additions
                                       Balance  Charged to              Balance
                                      Beginning Costs and               at End
                                      of Period  Expenses  Deductions  of Period
                                      --------- ---------- ----------  ---------
Year ended December 31, 1997
  Allowance for doubtful accounts....  $1,275      $325         --      $1,600

Year ended December 31, 1998
  Allowance for doubtful accounts....  $1,600      $421      $1,221(1)  $  800

Year ended December 31, 1999
  Allowance for doubtful accounts....  $  800      $ 50      $  699(1)  $  151

--------
(1) Represents specific write-off of accounts.