Form 10-Q
period 2000-03-31
OPTI INC
filed 2000-05-11
CIK 899297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission File Number 0-21422
                                    OPTi Inc.
             (Exact name of registrant as specified in this charter)

      CALIFORNIA                                         77-0220697
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporated or organization)                      Identification No.)

      3393 Octavius Drive, Santa Clara, California          95054
         (Address of principal executive office)           (Zip Code)

        Registrant's telephone number, including area code (408) 486-8000

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

    The number of shares outstanding of the registrant's common stock as of
                         March 31, 2000 was 11,645,970

================================================================================

                                    OPTi, Inc.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

      Item 1.  Financial Statements
               a) Condensed Consolidated Statements of Operations for
                   the three months ended March 31, 2000 and 1999..............3

               b) Condensed Consolidated Balance Sheets as of March 31,
                   2000 and December 31, 1999..................................4

               c) Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2000 and 1999..................5

               d) Notes to Condensed Consolidated Financial Statements.........6


      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................9

Part II. Other Information

      Item 1.  Legal Proceedings..............................................13

      Item 2.  Changes in Securities..........................................13

      Item 3.  Defaults on Senior Securities..................................13

      Item 4.  Submission of Matters to a Vote of Shareholders................13

      Item 6.  Exhibits and Reports on Form 8-K...............................13


Signatures....................................................................14

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                         (000's omitted, except
                                                             per share data)

Revenues
     Net sales                                           $  2,043      $  7,156
     Net license revenues                                  13,311            --
                                                         --------      --------
Total revenues                                             15,354         7,156

Costs and expenses:
     Cost of sales                                          1,393         4,565
     Research and development                                 319         2,095
     Selling, general, and
       administrative                                       1,310         1,988
                                                         --------      --------
Total costs and expenses                                    3,022         8,648
                                                         --------      --------

Operating income (loss)                                    12,332        (1,492)
Interest and other income, net                                504           708
                                                         --------      --------

Income/(Loss) before income tax provision                  12,836          (784)
Income tax provision                                          260            --
                                                         --------      --------

Net income (loss)                                        $ 12,576      $   (784)
                                                         ========      ========


     Basic net income (loss) per share                   $   1.08      $  (0.07)
                                                         ========      ========

     Diluted net income (loss) per share                 $   1.08      $  (0.07)
                                                         ========      ========

     Shares used in computing basic
          per share amounts                                11,628        10,813
                                                         ========      ========

     Shares used in computing diluted
          per share amounts                                11,644        10,813
                                                         ========      ========

                             See accompanying notes.

                                    OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2000            1999
                                                     --------       -----------
                                                    (Unaudited)     (See Note 1)
Assets
                                                           (000's omitted)
    Current assets

        Cash and cash equivalents                    $ 38,044         $ 23,722
        Accounts receivable, net                          806            1,459
        Inventories                                       437              298
        Other current assets                               54              943
                                                     --------         --------
           Total current assets                        39,341           26,422

    Property and equipment, net                           493              668
    Other assets                                        1,143            1,142
                                                     --------         --------

           Total assets                              $ 40,977         $ 28,232
                                                     ========         ========

Liabilities and Shareholders' Equity

    Current liabilities
        Accounts payable                             $  1,625         $  1,201
        Accrued expenses                                  789              827
        Accrued litigation                              4,200            4,200
        Accrued employee compensation                     249              512
                                                     --------         --------
           Total current liabilities                    6,863            6,740

    Long-term liabilities
        Other long-term liabilities                       239              310

    Commitments and contingencies

    Shareholders' equity:
        Preferred stock, no par value:
          Authorized shares -- 5,000
          No shares issued or outstanding
        Common stock, no par value:
          Authorized shares -- 50,000
          Issued and outstanding shares --
          11,646 in 2000 and 11,620 in 1999            22,611           22,494
        Retained earnings (accumulated deficit)        11,264           (1,312)
                                                     --------         --------
           Total shareholders' equity                  33,875           21,182
                                                     --------         --------

           Total liabilities and shareholders'
             equity                                  $ 40,977         $ 28,232
                                                     ========         ========


Note 1 - The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

                             See accompanying notes.

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months Ended
                                                                March 31,
                                                           2000          1999
                                                         ----------------------
                                                             (000's omitted)
Operating Activities:

     Net income (loss)                                   $ 12,576      $   (784)
     Adjustments:
         Depreciation                                         144         1,483
         Changes in assets and liabilities:
           Accounts receivable                                653         1,283
           Inventories                                       (139)          373
           Other assets                                       889           552
           Accounts payable                                   424        (2,583)
           Other current liabilities                         (301)         (610)
                                                         --------      --------
              Net cash provided by/ (used in)
                operating activities                       14,246          (286)

Investing Activites:

     Purchase of property and equipment                       (19)          (42)
     Sale/Return of property and equipment                     49           477
     Sale of Investment in UICC foundry                        --         8,495
     Purchase of short-term investments                        --       (11,600)
     Sale of short-term investments                            --        11,600
                                                         --------      --------
              Net cash provided by/ (used in)
              investing activities                             30         8,930
                                                         --------      --------

Financing Activities:

     Net proceeds from sale of common stock                   117            63
     Payment of long-term liabilities                         (71)         (394)
                                                         --------      --------
               Net cash provided by
                financing activities                           46          (331)
                                                         --------      --------

     Net increase in cash and cash
        equivalents                                        14,322         8,313

     Cash and cash equivalents
       beginning of period                                 23,722        56,653
                                                         --------      --------

     Cash and cash equivalents
       end of period                                     $ 38,044      $ 64,966
                                                         ========      ========

                             See accompanying notes.

                                    OPTi Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1. Basis of presentation

The information at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2. Net income per share

The Company follows the provisions of Statement of Financial Accounting Standards No.128, "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

3. Short-Term Investments

The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. The Company invests from time to time its excess cash in high quality, auction rate preferred securities. At March 31, 2000, the Company had no short-term investments.


4. Inventories

      Inventories consist of finished goods and work in process (in thousands):

                                  March 31, 2000        December 31, 1999
                                  --------------        -----------------

            Finished Goods            $  332                  $  240
            Work in process              105                      58
                                      ------                  ------
                                      $  437                  $  298
                                      ======                  ======

5. Other Assets

      A summary of other assets (in thousands):

                                          March 31, 2000     December 31, 1999
                                          --------------     -----------------
      Investment in Tripath                  $    725             $   725
      Deposits                                    236                 240
      Other Miscellaneous                         182                 177
                                             --------             -------
             Total Other Assets              $  1,143             $ 1,142
                                             ========             =======

6. Segment Information

      Sales of the Company's product based on customer location were as follows (in thousands):

                                      Three months ended March 31,
                                           2000         1999
                                           ----         ----
      Taiwan                              $  719       $2,334
      Singapore                               19        2,450
      Japan                                  413          861
      Other Far East                         305          184
      United States                          582        1,282
      Europe Other                             5          .45
                                          ------       ------
             Total Net Sales              $2,043       $7,156
                                          ======       ======

7. Litigation

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

A jury trial was held in this action from May 3-13, 1999. On May 17, 1999, the jury returned a verdict that all of the asserted claims of the patents in suit are valid and were infringed by the accused OPTi and TriTech products. The jury further found that Tritech's infringement, but not OPTi's, was willful and deliberate. The jury was asked to consider separately three different damages allegations. The first was that Crystal lost profits because sales that it would otherwise have made were in fact made by the defendants ("lost profits"). The second was that the defendants' conduct had caused Crystal to reduce its selling prices from what they otherwise would have been during the period of infringement ("price erosion"). The third allegation was for the statutory alternative to lost profits, a ("reasonable royalty"). The jury was asked to consider these questions with respect to the defendants as a group and, of that amount, to assign a specific portion to OPTi. The jury's verdict was as follows; all defendants $48.5 million, OPTi's portion of that total $19.4 million.

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

On July 23, 1999, the United States District Court for the Western District of Texas entered an Order and Judgment in the patent infringement action brought by Crystal Semiconductor Corporation against OPTi, Inc., Tritech Microelectronics Pte Ltd., a Singapore company, and TriTech Microelectronics International, Inc., its American marketing subsidiary. The Court's judgment substantially reduced the amount of damages that a jury had awarded to Crystal against OPTi, from $19.4 million to $4 million. This $4 million has been accrued in the Company's financial statements.

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

In response to the Company's announcement of its intention to pay a dividend in cash to its shareholders of four dollars per share, Crystal requested in the Santa Clara County Superior Court of California that The Company stipulate to preserve additional assets in order to pay a potential judgment should Crystal prevail on appeal of the post-trial rulings in the Texas litigation. On November 3, 1999, the Court entered a Stipulation and Order Regarding Payment of Dividend obligating the Company to maintain and preserve assets in an amount not less than $24,000,000, "until such time as the judgment in the Texas litigation, after resolution of any appeals therein, is satisfied in full by the Company or until such time as Crystal's claims against the Company in the Texas Litigation are settled, released or waived by Crystal."

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

If Crystal prevails in its appeal and Tritech is unable to reimburse the Company due to its filing for Judicial Management, the results would have a material adverse effect on Opti's financial position, results of operations, and cash flow.

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

8. Use of Estimates

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

9. Taxes

The Company's tax provision recorded for the three month ended March 31, 2000, relates primarily to the federal alternative minimum tax.

10. Comprehensive Income/(Loss)

Comprehensive loss for each of the three month periods ended March 31, 2000 and 1999 was equal to net loss.

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

The Company's strategy, at this time is to license its core logic technology that it has developed during its history and to look for areas where the Company can either develop or acquire technology for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,500,000 on its core logic technology. In addition, the Company has continued, and is continuing, its efforts to maximize shareholder value through restructuring of the Company's business and assets.

Net revenues for the first quarter ended March 31, 2000 of $15,354,000 included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee concerning OPTi patents. For the quarter ended March 31, 2000, the Company reported net product sales of $2,043,000, as compared to net product sales of $7,156,000 for the quarter ended March 31, 1999. The decrease in net sales for the three month period ending March 31, 2000, as compared to the three month period ending March 31, 1999, was due primarily to reductions in sales for the Company's core logic chipsets used in various mobile product designs.

Cost of sales for the quarter ended March 31, 2000 decreased to $1,393,000 resulting in a gross margin of approximately 31.8%, as compared to cost of sales of $4,565,000, and a gross margin of approximately 36.2% for the quarter ended March 31, 1999. The decrease in gross margin as a percentage of sales for the three-month period ended March 31, 2000 as compared to the similar period ended March 31, 1999 is primarily due to the larger percentage of older, end of life products sold during the first quarter of 2000, as well as overhead costs being a higher percentage of sales due to the lower product revenue during 2000 versus 1999.

Research and development costs decreased to $319,000 for the quarter ended March 31, 2000, as compared with $2,095,000 for the quarter ended March 31, 1999. In January 2000, the Company had a reduction in staff as it made the decision to terminate all design efforts on its newer products, such as the LCD product. As of March 31, 2000, the Company had one research and development person, who conducts virtually all of the Company's product development with the assistance of outside contractors.

Selling, general, and administrative costs were $1,310,000 in the quarter ended March 31, 2000 as compared with $1,988,000 in the comparable period of 1999. The decrease in selling, general, and administrative costs for the three-month period ended March 31, 2000 as compared to the three-month period ending March 31, 1999 is primarily attributable to lower headcount related expenses and lower legal expenses during the period.

Interest and other income, net was $504,000 and $708,000 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in the first quarter of 2000 as compared to the first quarter of 1999 is primarily due to the dividend paid by the Company in the fourth quarter of 1999 of $46,484,000, which reduced the cash available for investment.

The Company's tax provision recorded in the quarter ended March 31, 2000, relates primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased to $38,044,000 at March 31, 2000 from $23,722,000 at December 31, 1999. Working capital for the same period increased to $32,478,000 from $19,682,000 at December 31, 1999. During the first three months of 2000, operating activities generated $14.2 million of cash. Cash generated from operating activities was primarily due to the Company's net license revenue as well as an $889,000 reduction in other assets due to the collection of an other receivable, a $653,000 reduction in accounts receivable and a $424,000 reduction in payables, both caused by a reduction in net sales and expenses, partially offset, by a $301,000 decrease in accruals (primarilly compensation) and a $139,000 increase in inventory. Investing and financing activities had a minimal effect on cash flow during the first quarter of 2000.

At March 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $38.0 million and working capital of approximately $32.5 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

Price Competition

The market for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level or that further substantial reduction in chipset prices will not result in lower profitability or losses.

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

Product Transitions and the Timing and Delivery of New Products

A substantial majority of the Company's net product sales is derived from its mobile core logic products. The market for mobile core logic products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Customer Concentration

The Company primarily sells product to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net product sales in the foreseeable future, although the Company's customers in any one period will continue to change.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 4% of the Company's receivables at March 31, 2000 were with these customers.

Dependence on Foundries and Manufacturing Capacity

Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999 and the first quarter of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

Dependence on Intellectual Property Position

The success of the the Company's current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company's success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance, however such changes could have an adverse impact on the Company's ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

                                    OPTi Inc.

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

Item 6. Exhibits and Reports on Form 8-K.
      (a) Exhibits:
            27.1 Financial Data Schedule
      (b) Reports on Form 8-K:
            None.

                                    OPTi Inc.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                OPTi Inc.


      Date: 5/11/00                     By: /s/ Douglas E. Gans
                                            ------------------------------------
                                                Douglas E. Gans
                                        Signing on behalf of the Registrant and
                                              as Chief Financial Officer

                                    OPTi Inc.

                                Index to Exhibits

Exhibit No.                  Exhibit Description
-----------    -------------------------------------------

    27.1                     Financial Data Schedule