Form 10-Q
period 2000-06-30
OPTI INC
filed 2000-08-11
CIK 899297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ______   to _______

                           -------------------------

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


The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 11,645,970


================================================================================

                                   OPTi, Inc.

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 2000

                                     INDEX

                                                                                        Page
                                                                                        ----
Part I. Financial Information
     Item 1.  Financial Statements
              a) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999  ..........................  3

              b) Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999  ....................................................  4

              c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999  .........................................  5

              d) Notes to Condensed Consolidated Financial Statements  ..................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations  ..................................................  9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ............... 14

Part II.  Other Information

     Item 1.  Legal Proceedings  ........................................................ 15

     Item 2.  Changes in Securities  .................................................... 15

     Item 3.  Defaults on Senior Securities  ............................................ 15

     Item 4.  Submission of Matters to a Vote of Shareholders  .......................... 15

     Item 6.  Exhibits and Reports on Form 8-K  ......................................... 15

Signatures  ............................................................................. 16

                                                 OPTi  Inc.

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                      June 30,                              June 30,
                                        -----------------------------           ---------------------------
                                              2000               1999                2000              1999
                                        ----------         ----------           ---------        ----------
                                                          (000's omitted, except per share data)

Revenues
    Net sales                             $  3,324           $  6,582             $ 5,367          $ 13,738
    Net license revenues                         -                  -              13,311                 -
                                        ----------         ----------           ---------        ----------
Total revenues                               3,324              6,582              18,678            13,738

Costs and expenses:
    Cost of sales                            2,303              4,334               3,696             8,899
    Research and development                   112              1,221                 431             3,316
    Selling, general, and
     administrative                          3,914              5,106               5,224             7,094
                                        ----------         ----------           ---------        ----------
Total costs and expenses                     6,329             10,661               9,351            19,309
                                        ----------         ----------           ---------        ----------

Operating income (loss)                     (3,005)            (4,079)              9,327            (5,571)
Interest and other income, net                 519                804               1,023             1,512
                                        ----------         ----------           ---------        ----------

Income (loss) before income tax
 provision                                  (2,486)            (3,275)             10,350            (4,059)
Income tax provision                             1                  -                 261                 -
                                        ----------         ----------           ---------        ----------

Net income (loss)                          ($2,487)           ($3,275)            $10,089           ($4,059)
                                        ==========         ==========           =========        ==========


    Basic net income (loss) per share      $(0.21)            $(0.30)               $0.87           $(0.37)
                                        ==========         ==========           =========        ==========

    Diluted net income (loss) per share    $(0.21)            $(0.30)               $0.87           $(0.37)
                                        ==========         ==========           =========        ==========

    Shares used in computing basic
    per share amounts                       11,646             10,875              11,637            10,844
                                        ==========         ==========           =========        ==========

    Shares used in computing diluted
    per share amounts                       11,646             10,875              11,653            10,844
                                        ==========         ==========           =========        ==========

                            See accompanying notes.

                                                          OPTi  Inc.

                                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30,                        December 31,
                                                                         2000                              1999
                                                                   -------------                      -------------
                                                                     (Unaudited)                       (See Note 1)
Assets
                                                                                     (000's omitted)
   Current assets

      Cash and cash equivalents                                         $36,616                           $23,722
      Accounts receivable, net                                            1,556                             1,459
      Inventories                                                           577                               298
      Other current assets                                                  813                               943
                                                                   -------------                      -------------
       Total current assets                                              39,562                            26,422

   Property and equipment, net                                              334                               668
   Other assets                                                             844                             1,142
                                                                   -------------                      -------------

       Total assets                                                     $40,740                           $28,232
                                                                   =============                      =============

Liabilities and Shareholders' Equity

   Current liabilities
      Accounts payable                                                  $ 1,416                           $ 1,201
      Accrued expenses                                                      419                               827
      Accrued litigation                                                  7,200                             4,200
      Accrued employee compensation                                         317                               512
                                                                   -------------                      -------------
       Total current liabilities                                          9,352                             6,740

   Long-term liabilities
      Other long-term liabilities                                             -                               310

   Commitments and contingencies

   Shareholders' equity:
      Preferred stock, no par value:
       Authorized shares -- 5,000
       No shares issued or outstanding                                                                          -
      Common stock, no par value:
       Authorized shares -- 50,000
       Issued and outstanding shares --  11,646 in 2000
       and 11,620 in 1999                                                22,611                            22,494
      Retained earnings (accumulated deficit)                             8,777                            (1,312)
                                                                   -------------                      -------------
       Total shareholders' equity                                        31,388                            21,182
                                                                   -------------                      -------------
       Total liabilities and shareholders'
        equity                                                          $40,740                           $28,232
                                                                   =============                      =============

Note 1 - The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

                            See accompanying notes.

                                                         OPTi  Inc.

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                  Six months Ended June 30,
                                                                              2000                            1999
                                                                        --------------------------------------------
                                                                                       (000's omitted)
Operating Activities:

    Net income (loss)                                                       $10,089                        $ (4,059)
    Adjustments:
       Depreciation                                                             268                           2,493
       Changes in assets and liabilities:
        Accounts receivable                                                    (486)                          1,575
        Inventories                                                            (356)                           (172)
        Other assets                                                            903                             494
        Accounts payable                                                      1,004                            (395)
        Litigation accruals                                                   3,000                               -
        Other current liabilities                                              (560)                          1,728
                                                                        ------------                     -----------
         Net cash provided by
          operating activities                                               13,862                           1,664

Investing Activites:

    Purchase of property and equipment                                          (24)                           (132)
    Sale/Return of property and equipment                                        41                             477
    Sale of Investment in UICC foundry                                            -                           8,495
    Cash impact of sale of OPTi Japan KK                                     (1,102)                              -
    Purchase of short-term investments                                            -                         (23,350)
    Sale of short-term investments                                                -                          23,350
                                                                        ------------                     -----------
         Net cash provided by (used in)
         investing activities                                                (1,085)                          8,840
                                                                        ------------                     -----------

Financing Activities:

    Net proceeds from sale of common stock                                      117                             645
    Payment of long-term liabilities                                              -                            (544)
                                                                        ------------                     -----------
         Net cash provided by
         financing activities                                                   117                             101
                                                                        ------------                     -----------
    Net increase in cash and cash
     equivalents                                                             12,894                          10,605

    Cash and cash equivalents
    beginning of period                                                      23,722                          56,653
                                                                        ------------                     -----------
    Cash and cash equivalents
    end of period                                                           $36,616                        $ 67,258
                                                                        ============                     ===========

                            See accompanying notes.

                                   OPTi  Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1.  Basis of presentation
-------------------------

The information at June 30, 2000 and for the periods ended June 30, 2000 and June 30, 1999, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2.  Net income (loss) per share
---------------------------------

Basic net income (loss) per share and diluted net (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

3.  Short-Term Investments
--------------------------

The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. The Company invests from time to time its excess cash in high quality, auction rate preferred securities. At June 30, 2000, the Company had no short-term investments.

4.  Inventories
---------------

     Inventories consist of finished goods and work in process (in thousands):

                               June 30, 2000              December 31, 1999
                               -------------              -----------------

          Finished Goods           $   200                        $  240
          Work in process              377                            58
                                   -------                        ------
                                   $   577                        $  298
                                   =======                        ======

5. Other Assets
--------------------------------------------

 A summary of other assets (in thousands):
                                              June 30, 2000  December 31, 1999
                                              -------------  -----------------
 Investment in Tripath                             $725             $  725
 Deposits                                           119                240
 Other Miscellaneous                                  -                177
                                                   ----             ------
 Total Other Assets                                $844             $1,142
                                                   ====             ======

6. Segment Information
----------------------

     Sales of the Company's product based on customer location were as follows (in thousands):

                          Three months ended June 30,  Six months ended June 30,
                                2000        1999             2000          1999
                              ------      ------           ------       -------
     Taiwan                   $  976      $2,205           $1,695       $ 4,539
     Singapore                    33       2,490               52         4,940
     Japan                       769         801            1,182         1,662
     Other Far East              429         169              734           353
     United States             1,112         858            1,694         2,140
     Europe Other                  5          59               10           104
                              ------      ------           ------       -------
     Total Net Sales          $3,324      $6,582           $5,367       $13,738
                              ======      ======           ======       =======

7. Litigation
-------------

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, Inc. ("Crystal"), a subsidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleges that the Company and Tritech Microelectronics International, Inc. and its Singapore parent company, Tritech Microelectronics Pte, Ltd. (collectively "Tritech") infringe three patents owned by Crystal. These patents relate to the analog-to-digital coder-decoder ("codec") module that was designed by Tritech and incorporated into integrated PC audio chips formerly sold by the Company. The suit seeks injunctive relief and damages.

A jury trial was held in this action from May 3-13, 1999. On May 17, 1999, the jury returned a verdict that all of the asserted claims of the patents in suit are valid and were infringed by the accused OPTi and TriTech products. The jury further found that Tritech's infringement, but not OPTi's, was willful and deliberate. The jury was asked to consider separately three different damages allegations. The first was that Crystal lost profits because sales that it would otherwise have made were in fact made by the defendants ("lost profits"). The second was that the defendants' conduct had caused Crystal to reduce its selling prices from what they otherwise would have been during the period of infringement ("price erosion"). The third allegation was for the statutory alternative to lost profits, a ("reasonable royalty"). The jury was asked to consider these questions with respect to the defendants as a group and, of that amount, to assign a specific portion to OPTi. The jury's verdict was as follows: all defendants $48.5 million, OPTi's portion of that total $19.4 million.

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

The Court's Judgment also includes a permanent injunction against further infringement. OPTi, however, is no longer in the audio chip business, having sold its audio division to Creative Technology in November 1997.

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

On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective as of June 24, 2000. Under the terms of the agreement, OPTi will pay Crystal Semiconductor $7,000,000 over a period of time ending October 15, 2000. Upon receipt of the final payment from OPTi to Crystal Semiconductor, Crystal and OPTi agree to dismiss with prejudice all claims now pending in the California State Court Action and to release each other from all claims that were brought or could have been brought in the action up to the date of the dismissal of that action. The $7 million settlement has been accrued in the Company's June 30, 2000 financial statements.

8. Use of Estimates
-------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

9. Taxes
--------

The Company's tax provision recorded for the six months ended June 30, 2000, relates primarily to the federal alternative minimum tax.

10. Comprehensive Income (Loss)
-------------------------------

Comprehensive income (loss) for each of the three month and six month periods ended June 30, 2000 and 1999 was equal to net income (loss).

11. Sale of OPTi KK Japan
-------------------------

Effective June 23, 2000 the Company sold the assets and liabilities of OPTi KK, its wholly owned Japanese subsidiary, in exchange for $645,000 in debt. The sale resulted in a net loss of approximately $50,000 which was recorded in the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the ability of the Company to generate future license revenues, the Company's ability to obtain or maintain design wins, market conditions generally and in the electronics and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below in this Item 2.

The Company currently competes principally in the embedded and USB controller marketplaces. From the Company's inception through 1995, the Company's principal segment had been desktop core logic. However, with increasingly aggressive competition in this area, primarily from Intel Corporation, the Company revised its strategy and focus on market opportunities where the Company had strategic advantages. This led the Company to focus on the mobile core logic and embedded marketplaces where the Company has experienced some success in the past few years.

The Company's strategy, at this time is to license its core logic technology that it has developed during its history and to look for areas where the Company can either develop or acquire technology for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,500,000 on its core logic technology. In addition, the Company has continued, and is continuing, its efforts to maximize shareholder value through the restructuring of the Company's business and assets.

For the quarter ended June 30, 2000, the Company reported revenues of $3,324,000, as compared to revenues of $6,582,000 for the quarter ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999, the Company reported net sales of $18,678,000 and $13,738,000, respectively. Net revenues for the six months ended June 30, 2000 included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee concerning OPTi patents. The decrease in product net sales for the three month and six month periods ending June 30, 2000, as compared to the three month and six month periods ending June 30, 1999, is due primarily to reductions in sales for the Company's core logic chipsets used in various mobile product designs.

Cost of sales for the quarter ended June 30, 2000 decreased to $2,303,000 resulting in a gross margin of approximately 30.7%, as compared to cost of sales of $4,334,000, and a gross margin of approximately 34.2% for the quarter ended June 30, 1999. Cost of sales for the first six months of 2000 was $3,696,000, which resulted in a gross margin of approximately 31.1%, as compared with cost of sales of $8,899,000, and a gross margin of 35.2%, for the six months ended June 30, 1999. The decrease in gross margin as a percentage of sales for the three-month and six month periods ended June 30, 2000 as compared to the similar periods ended June 30, 1999 is primarily due to the larger percentage of older, end of life products sold during the first half of 2000, as well as overhead costs being a higher percentage of sales due to the lower product revenue during 2000 versus 1999.

Research and development costs decreased to $112,000 for the quarter ended June 30, 2000, as compared with $1,221,000 for the quarter ended June 30, 1999. For the first six months of 2000 research and development expenses decreased to $431,000, as compared to $3,316,000, for the comparable period of 1999. The decrease for both the three month and nine month periods ending June 30, 2000 as compared to the similar periods of 1999 is primarily attributable to reduced headcount related expenses due to the Company discontinuing new product development efforts. In January 2000, the Company had a reduction in staff as it made the decision to terminate all design efforts on its newer products, such as the LCD product. As of June 30, 2000, the Company had one research and development person, who conducts virtually all of the Company's product development with the assistance of outside contractors.

Selling, general, and administrative costs were $3,914,000 in the quarter ended June 30, 2000 as compared with $5,106,000 in the comparable period of 1999, and $5,224,000 for the first six months of 2000 as compared to $7,094,000, for the first six months of 1999. The decrease in selling, general, and administrative costs for the three and six month periods ended June 30, 2000 as compared to the three and six month periods ending June 30, 1999 is primarily attributable to lower headcount related expenses during the periods. Selling, general and administrative expenses for the period ended June 30, 2000 included approximately $3,000,000 resulting from additional costs incurred in settling the Crystal Semiconductor litigation.

Interest and other income, net was $519,000 and $804,000 for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000, interest and other income, net was $1,023,000, as compared to $1,512,000, for the comparable period of 1999. The decrease in the three month and six month periods ending June 30, 2000 and 1999 is attributable to the dividend paid by the Company in the fourth quarter of 1999 of $46,484,000, which reduced the cash available for investment.

The Company's tax provision recorded for the six months ended June 30, 2000, relates primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments increased to $36,616,000 at June 30, 2000 from $23,722,000 at December 31, 1999. Working capital for the same period increased to $30,210,000 from $19,682,000 at December 31, 1999. During the first six months of 2000, operating activities generated $13.9 million of cash. Cash generated from operating activities was primarily due to the Company's net license revenue of $13.3 million partially offset by increases in the Company's litigation accrual of $3.0 million. The Company also showed a reduction in cash due to the sale of all assets and liabilities of its subsidiary, OPTi Japan KK, in the second quarter of 2000. The cash reduction was due to cash included in the transaction. The transaction had minimal impact on the income statement of the Company.

At June 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $36.6 million and working capital of approximately $30.2 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended December 31, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

Continued Sales of Current Products

The Company's ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sell its existing products at current volumes. The Company, after its decision to terminate all new product development in January 2000, will have no new product introductions for the foreseeable future. Any inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

Each of the product segments in which the Company offers new products is intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products which the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

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

However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. At this time the Company is not shipping any products to either Compaq and its subcontractors or to Apple and its subcontractors. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 10% of the Company's receivables at June 30, 2000 were with these customers.

Dependence on Foundries and Manufacturing Capacity

Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999 and the first half of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

Dependence on Intellectual Property position

The success of the Company's current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company's success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance, however such changes could have an adverse impact on the Company's ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Since December 31, 1999, there have been no material changes in the Company's market risk exposure.

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

Item 6. Exhibits and Reports on Form 8-K.
        (a)  Exhibits:
             10.20 Settlement Agreement
             27.1 Financial Data Schedule
        (b)  Reports on Form 8-K:
             None.

                                   OPTi  Inc.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                OPTi Inc.


       Date:  8/10/00                 By:  \s\  Douglas E. Gans
                                           --------------------
                                                Douglas E. Gans
                                      Signing on behalf of the Registrant and as
                                                Chief Financial Officer

                                   OPTi  Inc.


                               Index to Exhibits


Exhibit No.      Exhibit Description    Page No.
-------------  -----------------------  --------

    10.20      Settlement Agreement       18

    27.1       Financial Data Schedule    23