Form 10-Q
period 2000-09-30
OPTI INC
filed 2000-11-13
CIK 899297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period from      to
                                                    ------  ------
                                  ____________

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

    The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 11,645,970

                                   OPTi Inc.

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 2000

                                     INDEX


                                                                                                                   Page
                                                                                                                   ----
Part I. Financial Information
     Item 1.  Financial Statements
              a) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999..............................................2

              b) Condensed Consolidated Balance Sheets as of September 30, 2000 and
                 December 31, 1999.....................................................................................3

              c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.....................................................................4

              d) Notes to Condensed Consolidated Financial Statements..................................................5


     Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................................................9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................14

Part II.  Other Information

     Item 1.  Legal Proceedings.......................................................................................15

     Item 2.  Changes in Securities...................................................................................15

     Item 3.  Defaults on Senior Securities...........................................................................15

     Item 4.  Submission of Matters to a Vote of Shareholders.........................................................15

     Item 6.  Exhibits and Reports on Form 8-K........................................................................15

Signatures..........................................................................................................  16

                                   OPTi Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------     --------------------------
                                                     2000         1999            2000            1999
                                                 -----------   ------------     ----------    ------------
                                                        (000's omitted, except per share data)
Revenues
     Net sales                                    $ 2,415         $ 5,635         $ 7,782         $ 19,373
     Net license revenues                               -               -          13,311                -
                                                ----------     -----------     -----------     ------------
Total revenues                                      2,415           5,635          21,093           19,373

Costs and expenses:
     Cost of sales                                  1,250           3,807           4,946           12,706
     Research and development                          79           1,235             510            4,551
     Selling, general, and
       administrative                                 938           1,995           6,162            9,089
                                                ----------     -----------     -----------     ------------
Total costs and expenses                            2,267           7,037          11,618           26,346
                                                ----------     -----------     -----------     ------------

Operating income (loss)                               148          (1,402)          9,475           (6,973)
Interest and other income, net                        743             762           1,765            2,274
                                                ----------     -----------     -----------     ------------

Income (loss) before income tax provision             891            (640)         11,240           (4,699)
Income tax provision                                    -               -             261                -
                                                ----------     -----------     -----------     ------------

Net income (loss)                                 $   891         $  (640)        $10,979          $(4,699)
                                                ==========     ===========     ===========     ============


     Basic net income (loss) per share            $  0.08         $ (0.06)        $  0.94          $ (0.43)
                                                ==========     ===========     ===========     ============

     Diluted net income (loss) per share          $  0.08         $ (0.06)        $  0.94          $ (0.43)
                                                ==========     ===========     ===========     ============

     Shares used in computing basic
          per share amounts                        11,646          11,013          11,640           10,900
                                                ==========     ===========     ===========     ============

     Shares used in computing diluted
          per share amounts                        11,670          11,013          11,653           10,900
                                                ==========     ===========     ===========     ============


                            See accompanying notes.

                                   OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     September 30,                 December 31,
                                                                         2000                          1999
                                                                  --------------------          --------------------
                                                                                    (000's omitted)
                                                                      (Unaudited)                  (See Note 1)
Assets
    Current assets

       Cash and cash equivalents                                             $ 32,950                      $ 23,722
       Marketable securities                                                   48,987                             -
       Accounts receivable, net                                                   866                         1,459
       Inventories                                                                631                           298
       Other current assets                                                       830                           943
                                                                  --------------------          --------------------
          Total current assets                                                 84,264                        26,422

    Property and equipment, net                                                   222                           668
    Other assets                                                                  121                         1,142
                                                                  --------------------          --------------------

          Total assets                                                       $ 84,607                      $ 28,232
                                                                  ====================          ====================

Liabilities and Shareholders' Equity

    Current liabilities
       Accounts payable                                                      $  1,145                      $  1,201
       Accrued expenses                                                           378                           827
       Accrued litigation                                                       2,200                         4,200
       Accrued employee compensation                                              344                           512
                                                                  --------------------          --------------------
          Total current liabilities                                             4,067                         6,740

    Long-term liabilities
       Other long-term liabilities                                                  -                           310

    Commitments and contingencies

    Shareholders' equity:
       Preferred stock, no par value:
         Authorized shares -- 5,000
         No shares issued or outstanding                                            -                             -
       Common stock, no par value:
         Authorized shares -- 50,000
         Issued and outstanding shares -- 11,646 in 2000
         and 11,110 in 1999                                                    22,611                        22,494
       Retained earnings (accumulated deficit)                                  9,667                        (1,312)
       Other comprehensive income                                              48,262                             -
                                                                  --------------------          --------------------
          Total shareholders' equity                                           80,540                        21,182
                                                                  --------------------          --------------------

          Total liabilities and shareholders'
            equity                                                           $ 84,607                      $ 28,232
                                                                  ====================          ====================

Note 1 - The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

                             See accompanying notes.

                                   OPTi Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Nine months Ended September 30,
                                                         2000             1999
                                                     --------------------------------
                                                              (000's omitted)
Operating Activities:

     Net income (loss)                                    $ 10,979      $ (4,699)
     Adjustments:
         Depreciation                                          379         3,259
         Changes in assets and liabilities:
           Accounts receivable                                 204         1,037
           Inventories                                        (410)          807
           Other assets                                        884           738
           Accounts payable                                    733        (4,699)
           Litigation accruals                              (2,000)           --
           Other current liabilities                          (574)        2,374
              Net cash provided by                       ---------      --------
                operating activities                        10,195        (1,183)


Investing Activites:

     Purchase of property and equipment                        (23)         (248)
     Proceeds from property and equipment                       41           820
     Sale of Investment in UICC foundry                         --         8,495
     Cash impact of sale of OPTi Japan KK                   (1,102)           --
     Purchase of short-term investments                         --       (33,950)
     Sale of short-term investments                             --        33,950
                                                         ---------      --------
              Net cash provided by (used in)
              investing activities                          (1,084)        9,067
                                                         ---------      --------

Financing Activities:

     Net proceeds from sale of common stock                    117         1,510
     Payment of long-term liabilities                           --          (943)
                                                         ---------      --------
               Net cash provided by
                financing activities                           117           567
                                                         ---------      --------

     Net increase in cash and cash
        equivalents                                          9,228         8,451

     Cash and cash equivalents
       beginning of period                                  23,722        56,653
                                                         ---------      --------
     Cash and cash equivalents
       end of period                                      $ 32,950      $ 65,104
                                                          ========      ========

                            See accompanying notes.

                                   OPTi  Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1.  Basis of presentation
-------------------------

The information at September 30, 2000 and for the periods ended September 30, 2000 and September 30, 1999, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.


2.  Net income (loss) per share
-------------------------------

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands except per share data):

                                             Three months ended                  Nine months ended
                                                 September 30,                      September 30,
                                               2000      1999                  2000            1999
                                             -------    -------               -------         -------
     Net income (loss) (numerator)           $   891   $  (640)           $  10,979        $  (4,699)
                                             =======   ========           =========        ==========
     Shares used in computing basic
       net income (loss) per share -
       weighted average number of
       common shares                          11,646    11,013               11,640           10,900
                                             =======   ========           =========        ==========
     Basic net income (loss) per share       $  0.08   $ (0.06)           $    0.94        $  (0.43)
                                             =======   ========           =========        ==========
     Outstanding weighted average
       number of common shares                11,646    11,013               11,640           10,900

     Effect of dilutive securities:
     Employee stock options                       24         -                   13               -
                                             -------   -------              -------         -------
     Denoinator for diluted net income
       (loss) per share                       11,670    11,013               11,653          10,900
                                             =======   ========           =========        ==========
     Diluted net income (loss)
       per share                             $  0.08   $ (0.06)             $  0.94         $ (0.43)
                                             =======   ========           =========        ==========

3.  Marketable Securities
-------------------------

Tripath Technology, Inc., an investment held by OPTi, became publicly traded in August 2000. This investment is reflected in the Company's September 30, 2000 balance sheet under marketable securities at its fair market value. These shares are subject to lock-up agreements which restrict their transfer until January 27, 2001.

4.  Inventories
---------------

     Inventories consist of finished goods and work in process (in thousands):

                                                       September 30, 2000                December 31, 1999
                                                       ------------------                -----------------

 Finished Goods                                         $  306                               $  240
 Work in process                                           325                                   58
                                                        ------                               ------
                                                       $   631                               $  298
                                                        ======                               ======

5.  Other Assets
----------------

          A summary of other assets (in thousands):

                                                             September 30, 2000   December 31, 1999
                                                             ------------------   -----------------
          Investment in Tripath                                   $    -               $  725
          Deposits                                                   121                  240
          Other                                                        -                  177
                                                                  ------               ------
 Total Other Assets                                               $  121               $1,142
                                                                  ======               ======

6.  Segment Information
-----------------------

 Sales of the Company's product based on customer location were as follows (in thousands):

                                Three months ended September 30,    Nine months ended September
                                  2000                  1999                2000       1999
                                 ------                ------              ------    -------
 Taiwan                         $   26                $2,456              $1,721    $ 6,995
 Singapore                         (45)                1,066                   7      6,006
 Japan                             537                 1,046               1,719      2,708
 Other Far East                    598                   293               1,332        646
 United States                   1,272                   720               2,966      2,860
Europe Other                        27                    54                  37        158
                                ------                ------              ------    -------
 Total Net Sales                $2,415                $5,635              $7,782    $19,373
                                ======                ======              ======    =======

7.  Litigation
--------------

In January 1997, a patent infringement claim was brought against the Company by Crystal Semiconductor, Inc. ("Crystal"), a subsidiary of Cirrus Logic, in the United States District Court for the Western District of Texas. The claim alleged that the Company and Tritech Microelectronics International, Inc. and its Singapore parent company, Tritech Microelectronics Pte, Ltd. (collectively "Tritech") infringed three patents owned by Crystal. These patents related to the analog-to-digital coder-decoder ("codec") module that was designed by Tritech and incorporated into integrated PC audio chips formerly sold by the Company. The suit sought injunctive relief and damages.

A jury trial was held in this action from May 3-13, 1999. On May 17, 1999, the jury returned a verdict that all of the asserted claims of the patents in suit were valid and were infringed by the accused OPTi and TriTech products. The jury further found that Tritech's infringement, but not OPTi's, was willful and deliberate. The jury was asked to consider separately three different damages allegations. The first was that Crystal lost profits because sales that it would otherwise have made were in fact made by the defendants ("lost profits"). The second was that the defendants' conduct had caused Crystal to reduce its selling prices from what they otherwise would have been during the period of infringement ("price erosion"). The third allegation was for the statutory alternative to lost profits, a ("reasonable royalty"). The jury was asked to consider these questions with respect to the defendants as a group and, of that amount, to assign a specific portion to OPTi. The jury's verdict was as follows: all defendants $48.5 million, OPTi's portion of that total $19.4 million.

Following the jury's verdict, the parties made various motions for judgment. OPTi has moved for the entry of judgment, as a matter of law, that Crystal did not prove its entitlement to price erosion damages, that the amount of lost profits damages should be reduced, and that Crystal could not recover both lost profits and a reasonable royalty together. Crystal moved for entry of judgment in the amount found by the jury, plus prejudgment interest, compounded quarterly (approximately $3.2 million is the OPTi portion).

On July 23, 1999, the United States District Court for the Western District of Texas entered an Order and Judgment in the patent infringement action brought by Crystal Semiconductor Corporation against OPTi, Inc., Tritech Microelectronics Pte Ltd., a Singapore company, and TriTech Microelectronics International, Inc., its American marketing subsidiary. The Court's judgment substantially reduced the amount of damages that one jury had awarded to Crystal against OPTi, from $19.4 million to $4 million.

The Court's Judgment also included a permanent injunction against further infringement. OPTi, however, no longer engages in the audio chip business, having sold its audio division to Creative Technology in November 1997.

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

In September 1998, Crystal Semiconductor filed a second suit against the Company and Does 1 through 1050 in the Superior court of the State of California. That suit was a complaint to set aside fraudulent transfers, the sale of its audio business and the stock repurchase program that the Company started and completed in the summer of 1998, and for preliminary and permanent injunction, against the Company divesting itself of its assets. On May 21, 1999, the Court signed a Stipulation and Order entered into by OPTi and Crystal vacating the Preliminary Injunction Hearing set for June 3, 1999. This Stipulation and Order obligated OPTi to maintain and preserve liquid assets available, in an amount not less then the verdict against OPTi, plus costs and interest, in the underlying patent litigation between Crystal and OPTi. Based on the judgment entered into the Texas court a new Stipulation and Order was entered into by the party whereas the amount of liquid assets to be maintained and preserved was reduced to the amount of the court judgment.

On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective as of June 24, 2000. Under the terms of the agreement, OPTi will pay Crystal Semiconductor $7,000,000 over a period of time ending October 15, 2000. Upon receipt of the final payment from OPTi to Crystal Semiconductor, Crystal and OPTi agree to dismiss with predjudice all claims now pending in the California State Court Action and to release each other from all claims that were brought or could have been brought in the action up to the date of the dismissal of that action. The $7 million settlement accrued was reflected in the Company's June 30, 2000 financial statements. At September 30, 2000, the Company remained liable for $2 million related to this settlement.

In October 2000, OPTi made the final settlement payment to Crystal Semiconductor pursuant to the settlement agreement.


8.  Use of Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10. Taxes
---------

The Company's tax provision recorded for the nine months ended September 30, 2000, relates primarily to the federal alternative minimum tax.

11. Comprehensive Income (Loss)
-------------------------------

Comprehensive income (loss) for each of the three month and nine month periods ended September 30, 2000 and 1999 were as follows:

                                                     Three months ended        Nine months ended
                                                        September 30,             September 30,
                                              2000                 1999      2000            1999
                                           -------                -----     -------         -------
     Net income (loss)                     $   891                $(640)    $10,979         $(4,699)
     Accumulated other comprehensive
       net income                           48,262                    -      48,262               -
                                           -------                -----     -------         -------
     Comprehensive income (loss)           $49,153                $(640)    $59,241         $(4,699)

Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is comprised entirely of unrealized gains from the Company's investment in Tripath Technology.

12. Sale of OPTi KK Japan
-------------------------

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

For the quarter ended September 30, 2000, the Company reported revenues of $2,415,000, as compared to revenues of $5,635,000 for the quarter ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999, the Company reported net sales of $21,093,000 and $19,373,000, respectively. Net revenues for the nine months ended September 30, 2000 included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee for certain OPTi patents. The decrease in product net sales for the three month and nine month periods ending September 30, 2000, as compared to the three month and nine month periods ending September 30, 1999, was due primarily to reductions in sales of the Company's core logic chipsets used in various mobile product designs.

Cost of sales for the quarter ended September 30, 2000 decreased to $1,250,000 resulting in a gross margin of approximately 48.2%, as compared to cost of sales of $3,807,000, and a gross margin of approximately 32.4% for the quarter ended September 30, 1999. Cost of sales for the first nine months of 2000 was $4,946,000, which resulted in a gross margin of approximately 36.4%, as compared with cost of sales of $12,706,000, and a gross margin of 34.4%, for the nine months ended September 30, 1999. The increase in gross margin as a percentage of sales for the three-month and nine month periods ended September 30, 2000 as compared to the similar periods ended September 30, 1999 is primarily due to the larger percentage of newer products sold during the nine months of 2000, versus the sales of older, end of life products during the nine months ended September 30, 1999.

Research and development costs decreased to $79,000 for the quarter ended September 30, 2000, as compared with $1,235,000 for the quarter ended September 30, 1999. For the first nine months of 2000 research and development expenses decreased to $510,000, as compared to $4,551,000, for the comparable period of 1999. The decrease for both the three month and nine month periods ending September 30, 2000 as compared to the similar periods of 1999 is primarily attributable to reduced headcount related expenses due to the Company discontinuing new product development efforts. In January 2000, the Company had a reduction in staff as it made the decision to terminate all design efforts on its newer products, such as the LCD product. As of September 30, 2000, the Company had one research and development person, who conducts virtually all of the Company's product development with the assistance of outside contractors.

Selling, general, and administrative costs were $938,000 in the quarter ended September 30, 2000 as compared with $1,995,000 in the comparable period of 1999, and $6,162,000 for the first nine months of 2000 as compared to $9,089,000, for the first nine months of 1999. The decrease in selling, general, and administrative costs for the three and nine month periods ended September 30, 2000 as compared to the three and nine month periods ending September 30, 1999 is primarily attributable to lower headcount related expenses during the periods. Selling, general and administrative expenses for the nine months ended September 30, 2000 also included approximately $3,000,000 resulting from additional costs incurred in settling the Crystal Semiconductor litigation.

Interest and other income, net was $743,000 and $762,000 for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000, interest and other income, net was $1,765,000, as compared to $2,274,000, for the comparable period of 1999. The decrease in the three month and nine month periods ending September 30, 2000 from 1999 is attributable to the dividend paid by the Company in the fourth quarter of 1999 of $46,484,000, which reduced the cash available for investment.

The Company's tax provision recorded for the nine months ended September 30, 2000, relates primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash and cash equivalents increased to $32,950,000 at September 30, 2000 from $23,722,000 at December 31, 1999. Working capital for the same period increased to $80,197,000 from $19,682,000 at December 31, 1999. Working capital increased in the third quarter of 2000 with the revaluation of the Tripath investment and the corresponding reclassification to marketable securities from other long-term assets. During the first nine months of 2000, operating activities generated $10.2 million of cash. Cash generated from operating activities was primarily due to the Company's net income of $11 million partially offset by a decrease in the Company's litigation accrual of $2 million. The Company also showed a reduction in cash of $1.1 million due to the sale of all assets and liabilities of its subsidiary, OPTi Japan KK, in the second quarter of 2000.

At September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $33.0 million and working capital of approximately $80.2 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 10% of the Company's receivables at September 30, 2000 were with these customers.

Dependence on Foundries and Manufacturing Capacity

Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999 and the first three quarters of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

Item 4. Submission of Matters to a Vote of Shareholders.
        OPTi's shareholders voted on two proposals at the Company's 2000 Annual Meeting of shareholders, which was held on September 28, 2000.

        Proposal 1 was to re-elect all four of the Company's directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

        Proposal 2 was to ratify the appointment by the Board of Directors of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 2000.

        Each nominee for the Board of Directors was relected at the 2000 Annual Meeting. The following number of votes was cast "for" and "against" each nominee:

                                                                     FOR        WITHHELD
                                                                     ---        --------
Bernard T. Marren                                                   10,554,111   546,552
Stephen A. Dukker                                                   10,556,011   544,652
Kapil K. Nanda                                                      10,552,011   548,652
William H. Welling                                                  10,555,811   544,852

     The shareholders also approved the second proposal. The following votes were tabulated:

                                                                                                   FOR          AGAINST   ABSTAIN
                                                                                                   ----------   -------   -------
Proposal 2                                                                                         10,554,111    13,800    49,450

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

                                          OPTi Inc.

    Date:  November 13, 2000    By:  /s/  Douglas E. Gans
                                     --------------------
                                          Douglas E. Gans
                                Signing on behalf of the Registrant and as
                                         Chief Financial Officer

                                   OPTi  Inc.

                               Index to Exhibits


Exhibit No.      Exhibit Description
-----------      -------------------

27.1      Financial Data Schedule