Form 10-K
period 2000-12-31
OPTI INC
filed 2001-04-02
CIK 899297

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

                  For the Fiscal Year Ended December 31, 2000

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to

                        Commission File Number 0-21422

                               ----------------

                                   OPTi Inc.
            (Exact name of registrant as specified in this charter)

              CALIFORNIA                                   77-0220697
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporated or organization)                     Identification No.)

 660 Alder Drive, Milpitas, California                       95035
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code (408) 382-2600

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 21, 2001, as reported on the Nasdaq Stock Market, was approximately $25,839,312. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of the registrant's common stock as of
                       December 31, 2000 was 11,655,303.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   OPTi Inc.

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
 PART I

    Item 1.  Business.................................................     3

    Item 2.  Properties...............................................    11

    Item 3.  Legal Proceedings........................................    11

    Item 4.  Submission of Matters to a Vote of Security Holders......    12

 PART II

    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters......................................    13

    Item 6.  Selected Consolidated Financial Data.....................    14

    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    15

    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.....................................................    17

    Item 8.  Financial Statements and Supplementary Data..............    17

    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................    17

 PART III

    Item 10. Directors and Executive Officers of the Registrant.......    18

    Item 11. Executive Compensation...................................    19

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management...............................................    21

    Item 13. Certain Relationships and Related Transactions...........    22

 PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.................................................    23

             Signatures...............................................    25

                                    PART I

Item 1. Business

   Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price" found below.

Introduction

   OPTi Inc. a California corporation ("OPTi" or the "Company"), founded in 1989, is an independent supplier of semiconductor products to the personal computer ("PC") and embedded marketplaces. The Company's products provide in a semiconductor device the core logic functions or universal serial bus ("USB") controller function of a PC or embedded product. During 2000, the Company shipped approximately two million core logic and USB devices to more than 50 PC manufacturers, motherboard manufacturers, and add-in card manufacturers located primarily in Asia and the U.S.

   During the past several years, the Company has shifted its efforts away from its primary focus on the design, development, marketing and sales of core logic products to its peripheral products (primarily the USB device) for use by Original Equipment Manufacturer's ("OEM's") in the personal computer market. During the month of February 1999 the Company stopped development of its core logic products completely. The Company continues to ship its core logic products today, mainly into embedded designs which historically have a much longer product life cycle than the PC market. During 2000 the Company's net product revenue from core logic chipsets was approximately 68% of its revenue as compared to 56% and 74% for fiscal years 1999 and 1998, respectively. Peripheral products were 32%, 44% and 26% of the Company's net product revenue during 2000, 1999 and 1998, respectively.

   In addition, the Company has continued and is continuing, its efforts to maximize shareholder value through restructuring of the Company's business and assets. During the first quarter of 2000, the Company announced the signing of a one-time fully paid license on all of its existing and pending patents.

   The Company currently competes principally in the embedded and USB controller marketplaces. From the Company's inception through 1995, the Company's principal segment had been desktop core logic. However, with increasingly aggressive competition in this area, primarily from Intel Corporation, the Company revised its strategy and focused on market opportunities where the Company had strategic advances. This led the Company to concentrate on the peripheral product marketplaces where the Company has had some success over the past several years.

   In the past the Company's sales have been primarily attributable to its introduction of highly integrated chipsets. The Company continues to focus its efforts on increasing the revenue it receives from licensing its core logic technology and continuing to sell its USB and core logic products into existing and new marketplaces. The Company sells, and will continue to sell, its products to its customers and their contractors directly or through a network of independent sales representatives.

   The Company's strategy, at this time is to attempt to license its core logic technology that it has developed during its history and to look for areas where the Company can either develop or acquire technology for emerging markets in the electronics area, increase sales in existing global markets and strengthen its industry relationships.

Industry Background

   During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing have made PC" valuable and affordable tolls for business and personal use.

   The principal functions of a PC are provided by a circuit board known as the motherboard, consisting of a microprocessor, bus circuits, various memory devices and core logic circuits. The bus is the pathway through which the microprocessor communicates with peripheral devices and adapter cards. Core logic circuits perform five principal functions in the PC: system control, memory control, bus control, bus buffering and peripherals control. System control refers to the computing functions which enable the microprocessor to manage the flow of data between the microprocessor, the system bus and memory. Memory control consists of the control functions employed by the microprocessors to efficiently manage the operations of memory devices. Bus control enables the PC to implement the protocols necessary to achieve compatibility with industry standard bus interfaces and protocols, such as Industry Standard Architecture ("ISA"), Extended Industry Standard Architecture ("EISA"), and Peripheral Control Interconnect ("PCI"). Peripheral control facilitates the operations of peripheral devices such as the disk drive, keyboard and display device.

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

   These changes in the PC market and technology directly affect the market for core logic chipsets. The primary customer base for chipsets has shifted significantly to major PC manufactures and to the suppliers to these leading OEM customers, in contrast to prior periods in which motherboard manufacturers and system integrators represented the largest portion of the market for core logic chipsets. Large OEMs require increasingly higher levels of product integration, thus enabling them to reduce parts count and control total product costs.

   Dramatic growth has continued in the PC market as computer and consumer electronics industries have converged, combining increased multimedia and communications capabilities. Today's systems increasingly offer more powerful microprocessors, highly integrated chipsets, integrated video, stereo sound, highspeed fax and modem communications and CD-ROM.

   Like the PC market, the market for chipsets and peripheral products is seasonal. In general, chipsets and peripheral products experience higher sales in the second half of the calendar year than they experience in the first half of the year.

Strategy

   The Company's strategy incorporates the following elements:

 License Opportunities for Chipset Technologies

   One of the Company's strategies is to pursue licensing opportunities in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. We believe that there may be additional companies that may have the need to license the technology that we have developed. The Company is actively working to explore all of the possible licensing arrangements.

 Continue to Sell Products Which Address New Market Opportunities

   The Company continues to expand its market opportunities outside core logic, including USB controllers. The Company believes that its prior relationships with major PC OEMs who used the Company's core logic chipsets may provide a marketing opportunity in offering additional products outside of the core logic area.

 Address Both U.S. and Asia Markets

   A significant aspect of the Company's market strategy for its peripheral products, is to address both the U.S. market consisting of large PC OEMs and the Asian market consisting primarily of subcontractors for U.S.

OEMs, motherboard manufacturers and add-in card manufacturers. The Company offers manufacturers in these markets low cost solutions designed for the needs of each market.

 Achieve Low Costs and Maintain Product Quality

   An important aspect of the Company's manufacturing strategy is to vigorously control production and operating costs through efficient product designs. The Company does not maintain its own internal production capabilities and relies on third-party foundries, assembly and test houses to produce its products.

Product Design Innovations and Technologies

 USB Controller

   The Company currently offers both a two port and a four port USB Host controller. The USB Host controller brings USB support to any PCI-based system. Its compact packaging allows it to be accommodated in virtually any personal computer, consumer electronic devices or other systems requiring this functionality. The USB controllers are fully supported under Windows 95, Windows 98, Windows 2000 and Windows CE. The Company's implementation is unique because it provides power management features not found in competitive solutions.

 Docking Station

   The Company currently offers a docking station within its mobile computing product offerings. This solution supports either a 5 volt or 3.3 volt docking interface running synchronously at speeds up to 33 Megahertz. By offloading the primary PCI bus from the device, the docking station can increase its bandwidth.

Sales and Marketing

   OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives. In North America, OPTi's sales organization operates from the Company's headquarters in Milpitas, California. OPTi also uses sales representatives located in other parts of the country. In Asia and Europe, the Company operates through independent sales representatives located in Korea, Taiwan, Japan and Germany.

   The Company's products are used by a wide variety of personal computer and motherboard manufacturers. The Company's sales to any single customer fluctuates significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects that these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalty.

   Sales to customers in Asia accounted for 55.4%, 82.2% and 86.0% of net product sales in the years ended December 31, 2000, 1999 and 1998, respectively. Sales to customers in Europe and other countries outside the U.S. and Asia accounted for 1.6%, 0.5%, and 0.4% of net product sales in the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 11%, 16%, and 15% of net product sales were billed in Japanese yen in 2000, 1999 and 1998, respectively. Billings to almost all other customers were in U.S. dollars over the three year period. With the sale of our Japanese subsidiary in June 2000, all sales in the forseeable future will be billed in U.S. dollars.

   Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which would increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delays in obtaining export licenses for certain technologies, tariffs and other barriers and restrictions.

   As is common in the semiconductor industry, the Company's business relationship with its customers requires it to acquire and maintain inventories of its product based on forecast volumes from customers and in amounts greater than that supported by firm backlog. The Company's customers typically purchase products on a purchase order basis and do not become obligated to purchase any quantity of products prior to the issuance of the purchase order, even if the customer has previously forecast a substantially higher volume of product. The Company typically places non-cancelable orders to purchase its products from its foundries on an approximately twelve week rolling basis, while its customers generally place purchase orders approximately four weeks prior to delivery which may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expense and inventory levels could be disproportionately high, requiring significant working capital. The Company has experienced cancellation and shortfalls in purchase orders in the past, and in some instances such changes have resulted in inventory write-downs or write-offs. The Company expects that it will continue to experience such difficulties in the future.

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

Customer Support and Service

   The Company believes that customer service and technical support are important competitive factors in the embedded and peripheral product markets. The Company provides technical support for customers from its headquarters in Milpitas, California. Sales representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi Products.

Manufacturing

   The Company subcontracts its manufacturing to independent foundries which allows OPTi to avoid the significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication facilities. As a result, the Company is able to focus its resources on product design, marketing and sales, and customer support.

   The majority of the Company's products are currently manufactured using its custom owned tooling process and procured wafers primarily from United Microelectronics Corporation ("UMC") in Taiwan, TSMC in Taiwan, Toshiba in Japan, and packaging and test facilities in Taiwan. The Company, in an effort to secure long term capacity has developed relationships with its suppliers.

   The Company is constantly engaged in cost reduction programs that need to be successful in order to ensure the profitability for products that face intense price competition in the marketplace.

   The Company has, on occasion, experienced an inability to get the amount of wafers that it requires to meet some of its customers demands. The semiconductor industry historically, has experienced cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand, as experienced in the industry at various times through 2000.

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

Research and Development

   In January 2000, the Company had a reduction in staff as it made the decision to terminate all design efforts on its Liquid Crystal Display and core logic products. As of March 21, 2001, the Company had a staff of one research and development person, who conducts virtually all of the Company's product development with the assistance of outside contractors. During 2000, 1999 and 1998, respectively, the Company spent approximately $0.6, $5.6 and $9.7 million on research and development. All research and development costs are expensed as incurred.

   The Company is attempting to develop new products based on previously developed technologies. In order to use the previous technology the Company has hired consultants and outside development Companies to either complete the design of a product or combine two or more technologies together so that they become a more highly integrated device.

Competition

   The market for the Company's products is intensely competitive. Important competitive factors in the Company's markets are price, performance, time-to-market, added features, degree of integration, technical support and cost. The Company believes that it currently competes effectively with respect to the majority of these factors, although there can be no assurance that the Company will be able to compete effectively in the future.

   The Company's competitors in both the embedded core logic market and the USB market include a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in both of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In addition, the Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. The Company also could face competition from new companies that have recently or may in the future enter the markets in which the Company participates.

 Competition in Embedded Core Logic Marketplace

   The Company's main competitor in this marketplace is Intel. Although Intel is not as aggressive in this marketplace as it has been in the personal computer area, there can be no assurance that they will not develop a strategy to attempt to control this market. The Company must continue to try to compete with Intel based on product features and product compatibility, but there can be no assurance that it will be successful in doing so.

   The Company's other competitors in this marketplace include major domestic and international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VIA, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their own internal production capabilities. The Company must face the challenge of competing based on features and for the low end of the marketplace, based on price.

 Competition in USB Market

   The Company's main competitors in this marketplace include CMD, Lucent Technologies and VIA, Inc. As in the core logic marketplace, certain of these companies have substantially greater financial, technical, marketing and other resources than the Company. The Company must continue to try and compete with these companies based on product features and price.

Intellectual Property

   The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty two issued U.S. patents based on certain aspects of the Company's designs. The Company currently has five pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position.

   The Company in the past, has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurances that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

   There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will be asserted in the future. The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. If any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacturing of the products utilizing the intellectual property. In addition, should the Company decide to litigate the claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

Backlog

   Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, test houses, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 2000, the Company's backlog scheduled for delivery within six months was approximately $2.3 million, all of which is expected to be filled during fiscal 2001 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $3.4 million as of December 31, 1999.

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

 Product Transitions and the Timing and Delivery of New Products

   A substantial percentage of the Company's net product sales is derived from its mobile core logic products. The market for mobile core logic products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

 Continued Sales of Current Products

   The Company's ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sell its existing products at current volumes. The Company, will have few, if any, new product introductions for the foreseeable future. The inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

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

 Customer Concentration

   The Company primarily sells products to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net product sales in the foreseeable future, although the Company's customers in any one period will continue to change.

   However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. During 1999 and 1998 both Compaq and its subcontractors and Apple and its subcontractors were significant customers. At this time the Company is not shipping any products to either Compaq and its subcontractors or to Apple and its subcontractors. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Credit Risks

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 18% of the Company's receivables at December 31, 2000 were with these customers.

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

 Dependence on Intellectual Property position

   The success of the Company's current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company's success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance. However, such changes could have an adverse impact on the Company's ability to license its previously developed technology.

 Possible Volatility of Stock Price

   There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Employees

   As of December 31, 2000, the Company had 17 full-time employees, including one in research and development, 4 in marketing, sales, and support and 12 in finance, administration and operations. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel, who are in great demand. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company's ability to retain key employees is a critical factor to the Company's success.

Item 2. Properties

   The Company is headquartered in Milpitas, California, where it leases administrative, sales and marketing, product development, and distribution facilities in one location consisting of an aggregate of approximately, 18,000 square feet. The Company has an additional building in Milpitas, approximating 26,719 square feet, that is sub-leased through the life of the lease, October 2002. The Company believes that these facilities are adequate for its needs in the forseeable future.

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

   On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective as of June 24, 2000. Under the terms of the agreement, OPTi was to pay Crystal Semiconductor $7,000,000 over a period of time ending October 15, 2000. Upon receipt of the final payment from OPTi to Crystal Semiconductor, Crystal and OPTi agreed to dismiss with prejudice all claims now pending in the California State Court Action and to release each other from all claims that were brought or could have been brought in the action up to the date of the dismissal of that action.

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

   Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   The following required information is filed as a part of this Report:

   On November 17, 1999, the Company paid a cash dividend of $4.00 per share on each share of its common stock. The Board of Directors made the determination of providing the cash dividend based upon the Company's then existing excess cash position. The Company had not previously paid cash dividends on its common stock, and currently intends to retain any future earnings for use in the operation of its business. Accordingly, the Company does not expect to pay further cash dividends in the forseeable future. The Company's common stock is traded over-the-counter and is quoted on the National Market System under the symbol "OPTI". The following table sets forth the range of high and low closing prices for the Common Stock:

                                                   Quarterly Period Ended
                                            ------------------------------------
                                            Dec. 31, Sept. 30, June 30, Mar. 31,
                                            -------- --------- -------- --------
     Common stock price per share:
     2000
       High................................  $6.31     $6.46    $5.50    $7.50
       Low.................................   3.69      3.75     3.75     4.50
     1999
       High................................  $7.25     $7.44    $6.44    $6.25
       Low.................................   3.06      5.63     5.28     4.13

   As of March 21, 2001, there were approximately 163 holders of record of the Company's common stock.

Item 6. Selected Consolidated Financial Data

                                         Year Ended December 31,
                              ------------------------------------------------
                              2000(1)    1999      1998      1997      1996
                              -------- --------  --------  --------  ---------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales...................  $ 23,198 $ 22,257  $ 40,003  $ 67,842  $ 118,725
Cost of sales...............     6,453   14,403    26,712    50,471    111,395
                              -------- --------  --------  --------  ---------
Gross margin................    16,745    7,854    13,291    17,371      7,330
Operating expenses..........     7,578   16,776    20,623    27,836     31,000
                              -------- --------  --------  --------  ---------
Operating income (loss).....     9,167   (8,922)   (7,332)  (10,465)   (23,670)
Other income (expenses):
  Gain on the sale of Audio
   line.....................       --       --        --     12,391        --
  Interest income and
   other....................     2,138    3,231     3,717     3,031      2,417
  Interest expense..........       --      (261)     (312)     (473)      (441)
                              -------- --------  --------  --------  ---------
Income (loss) before
 provision for income
 taxes......................    11,305   (5,952)   (3,927)    4,484    (21,694)
Provision (benefit) for
 income taxes...............       261       59       285     9,872     (7,636)
                              -------- --------  --------  --------  ---------
Net income (loss)...........  $ 11,044 $ (6,011) $ (4,212) $ (5,388) $ (14,058)
                              -------- --------  --------  --------  ---------
Basic net income (loss) per
 share......................  $   0.95 $  (0.54) $  (0.35) $  (0.42) $   (1.13)
                              ======== ========  ========  ========  =========
Shares used in computing
 basic per share amounts....    11,644   11,059    12,196    12,838     12,443
                              ======== ========  ========  ========  =========
Diluted net income (loss)
 per share..................  $   0.95 $  (0.54) $  (0.35) $  (0.42) $   (1.13)
                              ======== ========  ========  ========  =========
Shares used in computing
 diluted per share amounts..    11,653   11,059    12,196    12,838     12,443
                              ======== ========  ========  ========  =========
Consolidated Balance Sheet
 Data:
Cash, cash equivalents, and
 short-term investments.....  $ 58,126 $ 23,722  $ 60,903  $ 72,508  $  56,372
  Working capital...........    56,950   19,682    55,791    75,360     76,188
  Total assets..............    61,272   28,232    81,575   111,615    115,501
  Long term obligations,
   excluding current
   portion..................       --       310     1,810     3,473      4,649
  Shareholders' equity......    57,466   21,182    69,285    92,723     96,371
  Cash dividends declared
   per common share.........  $    --  $   4.00  $    --   $    --   $     --

--------
(1) The Company's net sales for the year ended December 31, 2000 includes $13,311,000 related to license revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company's ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to "Factors Affecting Earnings and Stock Price".

   OPTi was founded in 1989 and is an independent supplier of semiconductor products to the personal computer market. During 2000, the Company shipped more than 1.9 million core logic and peripheral products (such as USB controllers and docking stations) to over 50 motherboard and add-on board manufacturers located primarily in Asia and the U.S.

   2000 Compared to 1999--Net sales for the year ended December 31, 2000 ("2000") increased 4% to $23.2 million, compared to net sales of $22.3 million for the year ended December 31, 1999 ("1999"). This increase in net sales was attributable to a one-time fully paid license in the amount of $13.3 million that the Company had during fiscal year 2000. Net product sales for the year ended December 31, 2000, decreased 56% to $9.9 million, compared to net product sales of $22.3 million for 1999. This decrease in net product sales for 2000, was attributable to the loss of the Companies two largest customers at the end of 1999, which combined accounted for approximately $12 million of net sales in 1999. The Company anticipates that net product sales for the year ending December 31, 2001 will continue to decline as compared to 2000.

   Revenue from core logic products was approximately 68% of net product revenue for 2000 as compared to 56% in 1999. The remaining 32% of net product sales in 2000 was from its USB controllers.

   Gross margin for 2000 increased to approximately 72% as compared to approximately 35% in 1999. This increase in gross margin is attributable to the license revenue of $13.3 million which had no associated cost of goods sold. Gross margin as a percent of net product sales in 2000 was approximately 35% which is comparable to the 35% net product gross margin in 1999.

   Research and development ("R&D") expenses for 2000 decreased approximately 90% to $559,000, compared with $5.6 million in 1999. This decrease in R&D expenses for 2000 was related to the Companies decision to terminate all but one R&D person in January 2000. The Company anticipates that R&D expenses will increase in fiscal year 2001, as it incurs expenses related to the development of some of its newer products.

   Selling, general and administrative ("SG&A") expenses for 2000 were $7.0 million as compared to $11.2 million for 1999. This represented an approximate 37% decrease in SG&A expenses year over year. This decrease was primarily related to a reduction in costs and expenses in defending the Crystal litigation and to decreased costs related to reduced headcount expenses and costs relating to reduced net sales. During 2000 the Company expensed approximately $2.5 million for settlement of the Crystal litigation.

   Net interest and other income for 2000 was $2.1 million as compared to $3.0 million in 1999. Interest and other income consists primarily of interest income and has decreased primarily due to lower average cash balance throughout the year following the Company's payment of cash dividends in November 1999.

   The Company's effective tax rate was 2% for 2000 and 1% of 1999. The Company's effective tax rate differed from the federal statutory rate in 2000 primarily due to the utilization of prior year tax losses carried forward, federal alternative minimum taxes and foreign taxes. The Company's effective tax rate in 1999 differed from the federal statutory rate due to certain foreign income taxes and the limitations controlling the timing for recognition of deferred tax assets established by Statement of Financial Accounting Standards No. 109 ("qFAS 109"), "Accounting for Income Taxes" which will prevent a tax benefit for potential operating losses.

   1999 Compared to 1998--Net sales for the year ended December 31, 1999 ("1999") decreased 44% to $22.3 million, compared to net sales of $40.0 million for the year ended December 31, 1998 ("1998"). This decrease in sales was attributable to decreased sales of chipsets from the Company's mobile core logic products and decreased sales from audio products after the Company sold its Audio assets to Creative Technology in November 1997, as well as the loss of significant mobile core logic design wins in the second half of 1999.

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

   Gross margin for 1999 increased to approximately 35% of net sales as compared to approximately 33% in 1998. This increase in gross margin for 1999 as compared to 1998 was primarily attributable to change in the Company's product mix from core logic to peripheral products. The Company was also successful in 1999 in obtaining a reduction in costs of wafers used in its core logic products and a reduction in the cost of assembling its core logic and peripheral products.

   R&D expenses for 1999 decreased approximately 42% to $5.6 million, compared with $9.7 million for 1998. The decrease in research and development expenses for 1999 as compared to 1998 is primarily related to the Company's decision to discontinue all development efforts related to mobile core logic. During fiscal 1999 the Company main focus for research and development was on the peripheral products, USB controllers and LCD products.

   SG&A expenses for 1999 increased approximately 2% to $11.2 million, compared with $10.9 million in 1998. This increase in SG&A expenses from 1998 to 1999 was primarily attributable to the litigation expenses that the Company incurred in regards to the award of a judgment for $4.0 million plus costs in the Crystal litigation in Austin, Texas. This increase was partially offset by, decreased costs related to reduced net sales and reduced headcount related expenses in both the sales and general & administrative areas.

   Net interest and other income for 1999 was $3.0 million as compared to $3.4 million for 1998. Interest and other income consists primarily of interest income and has decreased primarily due to lower average interest rates during 1999 versus 1998 and lower cash balances in the fourth quarter of 1999, following the Company's payment of dividends.

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

   Liquidity and Capital Resources--The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2000, the Company provided cash from operations of approximately $7.4 million primarily due to net income for the year of $11.0 million, offset in part, by a reduction in accrued expenses of $4.5 million as the Company made the payment to Crystal as settlement of the patent litigation. In 1999, the Company used cash from operating activities of $1.5 million primarily due to reductions in accounts payable of $4.8 million and the Company's net loss for the year of $2.3 million, net of noncash charges. This was partially offset by decreases in accounts receivable, and inventories, as well as an increase in accrued expenses relating to the litigation.

   The Company's investing activities used cash of approximately $19.1 million during 2000. The cash used in investing activities was primarily related to the net purchase of $18.6 million in short-term investments. In 1999, the Company provided cash of $14.0 million from investing activities. The cash provided by investing activities was attributable to the sale of the Company's investment in the UICC wafer fab for $8.5 million and the net sale of its short-term investments.

   Financing activities provided approximately $0.2 million in 2000 relating to the exercise of stock options. Financing activities in 1999, used cash of approximately $45.4 million. This use in cash for financing activities during 1999 was mainly attributable to a cash dividend of $46.5 million.

   The Company's manufacturing plans and expenditure levels are based primarily upon sales forecasts. Typically, the Company orders product from foundries pursuant to non-cancelable purchase orders on a rolling twelve week basis while its customers generally place product purchase orders approximately four weeks prior to delivery, which orders may be canceled without significant penalty. The Company anticipates that the rate of new orders will vary significantly from month to month. As a result, backlog can fluctuate significantly. Consequently, if anticipated sales and shipments do not occur when expected, expense and inventory levels could be disproportionately high and the Company's operating results could be materially and adversely affected.

   As of December 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short term investments of approximately $58.1 million and working capital of approximately $57.0 million. The Company believes that the existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the end of 2001.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards NO. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, a significant amendment of SFAS 133 which is effective simultaneously with SFAS 133. SFAS 138 does not amend any of the fundamental precepts of SFAS 133, but does address many constituents' concerns about some of the more impractical aspects of the original Statement, which were incompatible with many common hedging approaches. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

 Interest Rate Sensitivity

   We maintain our cash and cash equivalents primarily in money market funds. The Company invests its excess cash in high quality, auction rate preferred securities with reset dates every thirty five days. We do not have any derivative financial instruments. As of December 31, 2000, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

   The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-16 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

   The directors and executive officers of the Company as of March 21, 2000 were as follows:

Name                                  Age Position with the Company
----                                  --- -------------------------
Bernard T. Marren....................  65 President and Chief Executive Officer,
                                          Chairman of the Board
Michael Mazzoni......................  38 Chief Financial Officer and Secretary
Donald E. Farina.....................  69 Vice President, Intellectual Property
Stephen A. Dukker(1).................  48 Director
William Welling(1)(2)................  64 Director
Kapil K. Nanda(1)(2).................  55 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

   Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. Mr. Marren founded Western Microtechnology Inc., a distributor of electronic systems and semiconductor devices. He served as its President from 1977 to 1994. From 1972 to 1976, Mr. Marren was President of American Microsystems. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

   Michael Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

   Donald Farina joined the Company in April 2000 as V.P. of Intellectual Property. For the prior 1 1/2 years, he was a semiconductor technology consultant to Invox Technology, a developer of digital answering machine chips and Magtrac Inc. a user of passive remote identification systems for the livestock industry. In 1994 he was a founder and Director of Semiconductor Technology for Arkos Design, Inc., a developer of digital emulation systems. Arkos was purchased in 1999 by Sypnosys Inc.

   Stephen A. Dukker was elected as a director of the Company in January 1993. He is currently President of eMachines, Inc. where he has been employed since mid 1998. Prior to joining eMachines, he was a Senior Vice President of Merchandising at Computer City from October 1997 to August 1998. He served as President of OPTi Inc. from January 1996 to October 1997. From May 1994 to mid 1995, Mr. Dukker served as President of VideoLogic, Inc., a supplier of video and graphic add-on boards.

   William Welling was elected as a director in August 1998. He is currently chairman and CEO of @Comm, a telecommunications software company. Since 1983 he has been a managing partner of Venture Growth Associates, an investment firm. Mr. Welling also serves as a director on the boards of several private companies.

   Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software and development consulting company, which he founded in 1990. Prior to 1990, Mr. Nanda held various positions at Altos Computer Systems, a personal computer manufacturing company, from 1981 to 1989. He served as the Vice President of Engineering from 1984 to 1988.

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

   Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year (January 1, 2000 to December 31, 2000), and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the last Fiscal Year, all
Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with, except for two Form 4's relating to sales of stock not reported by Michael Mazzoni.

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 2000, 1999, and 1998 to Bernard Marren, Michael Mazzoni and Donald Farina (the "Named Officers"). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

                                         Annual
                                      Compensation     Long-Term
                                    ----------------- Compensation
                             Fiscal  Salary   Bonus      Awards     All Other
Name                          Year    ($)      ($)    Options (#)  Compensation
----                         ------ -------- -------- ------------ ------------
Bernard Marren..............  2000  $255,000 $100,000       --        $5,250(1)
 President and Chief          1999   251,250  420,000       --           --
 Executive Officer            1998   150,923      --        --           --

Michael Mazzoni (2)(3)......  2000    43,650   75,000       --           --
 Chief Financial Officer      1999   145,763   69,525       --           --
                              1998   136,475   50,000    45,000          --

Donald Farina (4)...........  2000    88,654      --     25,000       $3,500(1)
 Vice President,              1999       --       --        --           --
 Intellectual Property        1998       --       --        --           --

--------
(1) These amounts are related to the 50% company match on 401K contributions.
(2) Mr. Mazzoni resigned from the Company in January 2000.
(3) Mr. Mazzoni was rehired in December 2000.
(4) Mr. Farina was hired as Vice President, Intellectual Property on April 1, 2000.

Option Grants in Last Fiscal Year

   The following table provides information with respect to options granted in the Last Fiscal Year to the Named Officers.

                                           Individual Grants
                         -----------------------------------------------------
                          Shares of                                             Potential Realizable Value
                         Common Stock   Percent of                               at Assumed Annual Rates
                          Underlying   Total Options                            of Stock Price Appreciation
                           Options      Granted to                                  for Option Term (3)
                           Granted     Employees in     Exercise    Expiration ----------------------------
Name                        (#)(1)    Fiscal Year (2) Price ($/Sh.)    Date         5%            10%
----                     ------------ --------------- ------------- ---------- ------------- --------------
Bernard Marren..........       --           --              --           --              --             --
Michael Mazzoni.........       --           --              --           --              --             --
Donald Farina...........    25,000         13.9%          $3.75      4/16/10   $      58,959 $      149,413

--------
(1) All options to Named Officers are granted under the Company's 1993 Stock Option Plan at an exercise price equal to the fair market value on the date of the grant. Under the terms of the Option Plan, the option plan administrator retains the discretion, subject to certain limitations within the plan, to modify, extend, renew or accelerate the vesting of options and to reprice outstanding options. In particular, subject to Board approval, the stock plan administrator may reduce the exercise price of an option to the current fair market price of the underlying stock if the price of such stock has declined since the date on which the option was granted.
(2) Based on 180,000 options granted to employees during the Last Fiscal Year under the 1993 and 1995 Stock Option Plan(s).
(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Officers and the value of such officer's unexercised options at December 31, 2000.

                                                                        Total Value of
                                              Total Number of      Unexercised In-the-Money
                                          Unexercised Options at    Options at Fiscal Year
                         Shares             Fiscal Year End (#)           End ($)(1)
                          Acq.   Value   ------------------------- -------------------------
Name                     Exer.  Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ------ -------- ----------- ------------- ----------- -------------
Bernard Marren..........    --      --     100,000         --        $24,500         --
Michael Mazzoni......... 20,000 $32,375        --          --            --          --
Donald Farina...........    --      --      16,667       8,333       $18,750      $9,375

--------
(1) Market value of the underlying securities based on the closing price of the Company's Common Stock on December 31, 2000 on the Nasdaq National Market, minus the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 21, 2001 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading "EXECUTIVE COMPENSATION--Summary Compensation Table"; (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shares voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of March 21,2001 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (one shares such power with his or her spouse) with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company's principal executive offices. A total of 11,648,303 shares of the Company's Common Stock were issued and outstanding as of March 21, 2001.

                                                                  Shares
                                                               Beneficially
                                                                   Owned
                                                             -----------------
Name                                                          Number   Percent
----                                                         --------- -------
Bernard Marren(1)...........................................   127,333   1.1%
Michael Mazzoni(2)..........................................       --      *
Donald Farina(3)............................................    25,000     *
Stephen Dukker(4)...........................................    89,166     *
Kapil Nanda(5)..............................................    21,333     *
William Welling(6)..........................................    13,333     *
Caxton International........................................   941,100   8.1%
 315 Enterprise Drive
 Plainsboro, NJ 08536
Dimension Fund Advisors.....................................   800,600   6.9%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401
MG Capital Management LLC................................... 1,177,000  10.1%
 1725 Kearny Street, No. 1
 San Francisco, CA 94133
All Directors and Executive Officers as a group(6
 persons)(7)................................................   276,165   2.4%

--------
  * Represents less than one percent.
(1) Includes 117,333 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(2) Includes 0 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(3) Includes 25,000 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(4) Includes 0 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(5) Includes 17,333 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(6) Includes 0 shares subject to stock option exercisable as of March 21, 2001 or within sixty (60) days thereafter.
(7) Includes shares pursuant to notes (1), (2), (3), (4), (5), and (6).

Item 13. Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

   In February 1993, the Company established a compensation committee of the Board or Directors which currently consists of Mr. Nada and Mr. Welling.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

    The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
     Report of Ernst & Young LLP, Independent Auditors................... F-1
     Consolidated Balance Sheets, December 31, 2000 and 1999............. F-2
     Consolidated Statements of Operations for the years ended December
      31, 2000, 1999 and 1998............................................ F-3
     Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 2000, 1999 and 1998................................... F-4
     Consolidated Statements of Cash Flows for the years ended December
      31, 2000, 1999 and 1998............................................ F-5
     Notes to Consolidated Financial Statements.......................... F-6

   (a)(2) Financial Statement Schedules

     Schedule                                                              Page
      Number  Description                                                 Number
     -------- -----------                                                 ------
        II    Valuation and Qualifying Accounts.........................   S-1

    All other schedules not applicable.

   (a)(3) Exhibits Listing

     Exhibit
     Number  Description
     ------- -----------
       3.1   Registrant's Articles of Incorporation, as amended. (1)

       3.2   Registrant's Bylaws. (1)

      10.1   1993 Stock Option Plan, as amended. (1)

      10.2   1993 Director Stock Option Plan. (1)

      10.3   1993 Employee Stock Purchase Plan. (1)

      10.4 Form of Indemnification Agreement between Registrant and its officers and directors. (1)

      10.6   OPTi Inc. 1993 Bonus Plan. (1)

      10.10 Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994. (2)

      10.11  Credit Agreement dated as of November 14, 1994 by and among OPTi
             Inc., certain banks therein named and Sumitomo Bank of California, as Agent. (2)

      10.14  Foundry Venture Investment Agreement between the Registrant and
             United Microelectronics Corporation dated September 13, 1995. (3)

      10.15  Foundry Capacity Agreement by and between the Registrant, FabVen and United Microelectronics Corporation dated September 13, 1995.
             (3)

      10.16  Lease between the Registrant and John Arrillaga and Richard T.
             Peery as separate property trusts, dated April 26, 1995. (3)

      10.17  OPTi Inc. 1995 Nonstatutory Stock Option Plan. (3)


     Exhibit
     Number  Description
     ------- -----------
      10.18  1996 Employee Stock Purchase Plan. (4)

      10.19  1995 Employee Stock Option Plan, as amended. (5)

      10.20  Patent license agreement between Intel Corporation and OPTi Inc.
             (6)

      10.21  Lease agreement between FVC.com Inc. and OPTi Inc. (6)

      10.22  Lease between the Registrant and John Arrillaga and Richard T.
             Peery as separate property trusts, dated October 5, 2000.

      21.1   Subsidiaries of Registrant.

      23.1   Consent of Ernst & Young LLP, Independent Auditors.

      24.1   Power of Attorney (see page 25, signature page).

--------
(1) Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.
(3) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.
(4) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(6) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

   (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 2000.

   (c) Exhibits. See Item 14 (a)(3) above.

   (d) Financial Statements Schedules. See Item 14 (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Milpitas, State of California on the 29 day of March 2001.

                                          OPTi Inc.

                                                   /s/ Bernard Marren
                                          By: _________________________________
                                                      Bernard Marren
                                                Chief Executive Officer and
                                                   Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bernard Marren and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and exchange Commission, granting unto said attorneys-in-fact and agents, and each of them , full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signatures                          Title                    Date
             ----------                          -----                    ----

         /s/ Bernard Marren          President and Chief             March 29, 2001
____________________________________ Executive Officer and
            Bernard Marren           Chairman of the Board
                                     (Principal Executive
                                     Officer)

        /s/ Michael Mazzoni          Chief Financial Officer         March 29, 2001
____________________________________ (Principal Financial and
           Michael Mazzoni           Accounting Officer)

                                     Director
____________________________________
            Stephen Dukker

         /s/ Kapil K. Nanda          Director                        March 29, 2001
____________________________________
            Kapil K. Nanda

        /s/ William Welling          Director                        March 29, 2001
____________________________________
           William Welling

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OPTi Inc.

   We have audited the accompanying consolidated balance sheets of OPTi Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement and schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
February 9, 2001
except as to the last sentence of the first paragraph of Note 6, as to which the date is March 28, 2001

                                   OPTi Inc.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           ASSETS
Current assets:
 Cash and cash equivalents................................... $12,146  $23,722
 Short-term investments......................................  45,980      --
 Accounts receivable, net of allowance for doubtful accounts
  of $200 in 2000 and $151 in 1999...........................   1,131    1,459
 Inventories.................................................   1,140      298
 Prepaid expenses and other current assets...................     359      943
                                                              -------  -------
   Total current assets......................................  60,756   26,422
Property and equipment:
 Machinery and equipment.....................................  10,359   11,085
 Furniture and fixtures......................................     819      847
                                                              -------  -------
                                                               11,178   11,932
 Accumulated depreciation.................................... (11,021) (11,264)
                                                              -------  -------
                                                                  157      668
Other assets.................................................     359    1,142
                                                              -------  -------
   Total assets.............................................. $61,272  $28,232
                                                              =======  =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................ $ 1,365  $ 1,201
 Accrued expenses............................................     548      827
 Accrued litigation..........................................     --     4,200
 Accrued employee compensation...............................     309      512
 Deferred tax liability......................................   1,584      --
                                                              -------  -------
   Total current liabilities.................................   3,806    6,740
Other long-term liabilities..................................     --       310

Commitments and contingences

Shareholders' equity:
 Preferred stock, no par value:
  Authorized shares--5,000,000
  No shares issued or outstanding............................     --       --
 Common stock, no par value:
  Authorized shares--50,000,000 Issued and outstanding
   shares--11,655,303 in 2000, and 11,620,970 in 1999........  22,646   22,494
 Accumulated other comprehensive income......................  25,088      --
 Retained earnings (Accumulated deficit).....................   9,732   (1,312)
                                                              -------  -------
   Total shareholders' equity................................  57,466   21,182
                                                              -------  -------
   Total liabilities and shareholders' equity................ $61,272  $28,232
                                                              =======  =======

                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    ------- --------  --------
Sales
 Product Sales....................................  $ 9,887 $ 22,257  $ 40,003
 Licence Sales....................................   13,311      --        --
                                                    ------- --------  --------
Net Sales.........................................   23,198   22,257    40,003


Costs and expenses:
 Cost of product sales............................    6,453   14,403    26,712
 Research and development.........................      559    5,611     9,681
 Selling, general and administrative..............    7,019   11,165    10,942
                                                    ------- --------  --------
Total costs and expenses..........................   14,031   31,179    47,335
                                                    ------- --------  --------
Operating income (loss)...........................    9,167   (8,922)   (7,332)
Interest income and other.........................    2,138    3,231     3,717
Interest expense..................................      --      (261)     (312)
                                                    ------- --------  --------
                                                      2,138    2,970     3,405
                                                    ------- --------  --------
Income (loss) before provision for income taxes...   11,305   (5,952)   (3,927)
Provision for income taxes........................      261       59       285
                                                    ------- --------  --------
Net income (loss).................................  $11,044 $ (6,011) $ (4,212)
                                                    ======= ========  ========
Basic net income (loss) per share.................  $  0.95 $  (0.54) $  (0.35)
                                                    ======= ========  ========
Shares used in computing basic per share amounts..   11,644   11,059    12,196
                                                    ======= ========  ========
Diluted net income (loss) per share...............  $  0.95 $  (0.54) $  (0.35)
                                                    ======= ========  ========
Shares used in computing diluted per share
 amounts..........................................   11,653   11,059    12,196
                                                    ======= ========  ========


                            See accompanying notes.

                                   OPTi Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                            Common Stock       Accumulated Other                           Total
                         --------------------    Comprehensive     Retained Earnings   Shareholders'
                           Shares     Amount        Income       (Accumulated Deficit)    Equity
                         ----------  --------  ----------------- --------------------- -------------
Balance at December 31,
 1997................... 13,126,508  $ 58,623       $   --             $ 34,100          $ 92,723
  Sale of common stock..  1,264,416     4,769           --                  --              4,769
  Stock repurchase...... (3,580,375)  (23,995)          --                  --            (23,995)
  Net loss and
   comprehensive loss...        --        --            --               (4,212)           (4,212)
                         ----------  --------       -------            --------          --------
Balance at December 31,
 1998................... 10,810,549    39,397           --               29,888            69,285
  Sale of common stock..    810,421     4,392           --                  --              4,392
  Cash Dividend.........        --    (21,295)          --              (25,189)          (46,484)
  Net loss and
   comprehensive loss...        --        --            --               (6,011)           (6,011)
                         ----------  --------       -------            --------          --------
Balance at December 31,
 1999................... 11,620,970    22,494           --               (1,312)           21,182
  Sale of common stock..     34,333       152           --                  --                152
  Comprehensive income:
   Unrealized gain on
    short-term
    investments, net of
    $1,584,000 in taxes
    ....................        --        --         25,088                 --             25,088
   Net income...........        --        --            --               11,044            11,044
                                                                                         --------
   Total comprehensive
    income..............                                                                   36,132
                         ----------  --------       -------            --------          --------
Balance at December 31,
 2000................... 11,655,303  $ 22,646       $25,088            $  9,732          $ 57,466
                         ==========  ========       =======            ========          ========


                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Operating activities
Net income(loss)................................  $ 11,044  $ (6,011) $ (4,212)
Adjustments to reconcile net income(loss) to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization.................       465     3,717     6,629
  Loss on sale of OPTi Japan....................       (50)      --
  Changes in operating assets and liabilities:
    Accounts receivable.........................       (61)    1,773     8,550
    Inventories.................................      (919)      894     3,825
    Prepaid expenses and other assets...........       672       (14)      261
    Accounts payable............................       953    (4,790)   (5,180)
    Accrued expenses............................    (4,486)    3,442      (160)
    Accrued employee compensation...............      (203)     (540)     (315)
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................     7,415    (1,529)    9,398

Investing activities
Purchases of property and equipment.............       (44)     (248)     (830)
Sale of Property and equipment..................        41     1,545       --
Sale of Investment in UICC foundry..............       --      8,495       --
Cash disposed of on sale of OPTi Japan, net of
 proceeds.......................................      (557)      --        --
Purchase of short term investments..............   (50,127)  (36,150)  (57,750)
Sale of short term investments..................    31,544    40,400    62,176
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities.....................................   (19,143)   14,042     3,596

Financing activities
Proceeds from sale of common stock..............       152     4,392     4,769
Repurchase of common stock......................       --        --    (23,995)
Cash dividend...................................       --    (46,484)      --
Principal payments on capital lease
 obligations....................................       --     (3,352)     (947)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................       152   (45,444)  (20,173)
Net decrease in cash and cash equivalents.......   (11,576)  (32,931)   (7,179)
Cash and cash equivalents at beginning of year..    23,722    56,653    63,832
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 12,146  $ 23,722  $ 56,653
                                                  ========  ========  ========

Supplemental cash flow information
Cash paid for interest..........................  $    --   $    261  $    312
Cash paid for income taxes......................  $    148  $    --   $    210

                            See accompanying notes.

                                   OPTi Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

   The Company OPTi Inc., a California corporation, is engaged in marketing semiconductor products for use principally by personal computer, add in card manufacturers and motherboard manufacturers.

   Principles of Consolidation The consolidated financial statements include the Company and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

   Short-Term Investments The Company invests its excess cash in high quality, auction rate preferred securities with reset dates every thirty-five days. At December 31, 2000, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during 2000 as all investments were held to maturity during the year.

   Inventories Inventories, comprised of finished goods and work in process, are stated at the lower of cost (using the first-in, first-out method ) or market. The market value is based upon estimated net realizable value.

   Property and Equipment Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

   Revenue Recognition The Company records sales upon transfer of title, which typically is upon shipment, and provides an allowance for the estimated return of product. The Company adopted Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or cash flows.

   Accounting for Employee Stock Options In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

   Recent Pronouncements In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, a significant amendment of SFAS 133 which is effective simultaneously with SFAS 133. SFAS 138 does not amend any of the fundamental precepts of SFAS 133, but does address many constituents' concerns about some of the more impractical aspects of the original Statement, which were incompatible with many common hedging approaches. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

                                   OPTi INC.

Note 2--Inventories

   A summary of inventories follows (in thousands):

                                                                      2000  1999
                                                                     ------ ----
     Finished Goods................................................. $  871 $240
     Work in Process................................................    269   58
                                                                     ------ ----
       Total Inventory.............................................. $1,140 $298
                                                                     ====== ====

Note 3--Cash equivalents and Short-Term Investments

   The following is a summary of December 31, 2000 and 1999:

                                           2000                                      1999
                         ----------------------------------------- -----------------------------------------
                                     Gross      Gross    Estimated             Gross      Gross    Estimated
                         Amortized Unrealized Unrealized   Fair    Amortized Unrealized Unrealized   Fair
                           Cost      Losses     Gains      Value     Cost      Losses     Gains      Value
                         --------- ---------- ---------- --------- --------- ---------- ---------- ---------
Cash....................  $ 1,870      --           --    $ 1,870   $ 3,497      --         --      $ 3,497
Certificates of
 Deposit................  $10,276      --           --    $10,276   $20,225      --         --      $20,225
Commercial Paper........  $10,338      --           --    $10,338   $    --      --         --      $    --
U.S. Government Bonds
 and Notes..............  $ 8,245      --           --    $ 8,245   $    --      --         --      $    --
Investment in Tripath
 Technology.............  $   725      --       26,672    $27,397   $    --      --         --      $    --
                          -------                         -------   -------                         -------
                          $31,454                         $58,126   $23,722                         $23,722
                          =======                         =======   =======                         =======
Reported as:
  Cash and cash
   equivalents..........  $12,146      --           --    $12,146   $23,722      --         --      $23,722
  Short-term
   investments..........  $19,308      --       26,672    $45,980   $    --      --         --      $    --
                          -------                         -------   -------                         -------
                          $31,454                         $58,126   $23,722                         $23,722
                          =======                         =======   =======                         =======

   At December 31, 2000, net unrealized gain on marketable securities has been included in the Company's Statement of Shareholders Equity, less the associated deferred tax liability of $1,584,000.

   All available for sale debt securities held by the Company as of December 31, 2000 had a maturity date of one year or less.

Note 4--Shareholders' Equity

Preferred Stock

   The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, qredemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

                                   OPTi INC.

Stock Option Plans

   Fair value pro forma information regarding net income (loss) and income
(loss) per share for options granted subsequent to December 31, 1994 was estimated at the date of the grant using a Black-Scholes option pricing model.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     2000      1999      1998
                                                   --------- --------- ---------
     Expected Life................................ 4.8 years 4.8 years 5.0 years
     Expected volatility.......................... 0.88      0.95      0.57
     Risk Free Interest Rate...................... 6.28%     6.00%     5.40%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                       2000    1999     1998
                                                      ------- -------  -------
     Pro forma net income (loss)..................... $10,821 $(6,415) $(5,693)
     Pro forma basic net income (loss) per share..... $  0.93 $ (0.58) $ (0.47)
     Pro forma diluted net income (loss) per share... $  0.93 $ (0.58) $ (0.47)

   Because pro forma disclosure is applicable only to options granted subsequent to December 31, 1994, the full pro forma effect was not fully reflected until 1999.

   The weighted average fair value of options granted under all stock option plans was $2.86, $5.82 and $5.13 for the years ending 2000, 1999 and 1998, respectively.

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

                                   OPTi INC.

   The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                             Outstanding
                                                       -------------------------
                                                                   Weighted Ave
                                                        Shares    Exercise Price
                                                       ---------  --------------
     Outstanding at December 31, 1997 ................ 1,415,433      $4.30
       Granted........................................   145,000      $5.13
       Exercised......................................  (855,873)     $3.02
       Canceled.......................................  (341,746)     $6.83
                                                       ---------      -----
     Outstanding at December 31, 1998.................   362,814      $5.20
       Granted........................................    45,000      $5.94
       Exercised......................................  (245,877)     $5.32
                                                       ---------      -----
     Outstanding at December 31, 1999.................   161,937      $5.15
       Exercised......................................   (10,000)     $5.32
       Canceled.......................................  (51,937)      $6.13
                                                       ---------      -----
     Outstanding at December 31, 2000.................   100,000      $4.63
                                                       =========      =====

   Approximately 100,000, 161,937 and 192,710 options outstanding were exercisable as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price for the exercisable shares as of December 31, 2000, 1999 and 1998, was $4.63, $5.15 and $5.20, respectively.

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

   The activity under the 1995 Plan is as follows:

                                                              Outstanding
                                                        ------------------------
                                                                   Weighted Ave.
                                                                     Exercise
                                                         Shares        Price
                                                        ---------  -------------
   Outstanding at December 31, 1997...................  1,586,255      $5.06
     Granted..........................................    189,000      $5.47
     Exercised........................................   (347,188)     $5.04
     Canceled.........................................   (614,299)     $5.21
                                                        ---------
   Outstanding at December 31, 1998...................    813,768      $5.06
     Granted..........................................     45,500      $5.69
     Exercised........................................   (542,933)     $5.04
     Canceled.........................................   (266,522)     $5.19
                                                        ---------
   Outsatnding at December 31, 1999...................     49,813      $5.15
     Granted..........................................    180,000      $3.76
     Exercised........................................    (24,333)     $4.05
     Canceled.........................................    (98,480)     $4.38
                                                        ---------
   Outstanding at December 31, 2000...................    107,000      $3.76
                                                        =========

                                   OPTi INC.

   Approximately 58,500, 49,813, and 425,795 options outstanding were exercisable as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price for the exercisable shares as of December 31, 2000, 1999 and 1998, was $3.76, $5.15 and $5.06, respectively.

 Stock Options Outstanding and Stock Options Exercisable:

   The following table summarizes information about options outstanding at December 31, 2000:

                          Options Outstanding             Options Exercisable
                --------------------------------------- ------------------------
     Range of   Number  Weighted Average    Weighted    Number      Weighted
     Exercise     of    Contractual Life    Average       of    Average Exercise
      Prices    Shares     (in years)    Exercise Price Shares       Price
     --------   ------- ---------------- -------------- ------- ----------------
      $3.75     101,000       9.39           $3.75       58,000      $3.75
      $4.00       6,000       9.92           $4.00          500      $4.00
      $4.63     100,000       7.97           $4.63      100,000      $4.63

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

   The activity under the 1993 Director Plan is as follows:

                                                               Outstanding
                                                          ----------------------
                                                                   Weighted Ave.
                                                                     Exercise
                                                          Shares       Price
                                                          -------  -------------
     Outstanding at December 31, 1997...................   85,943      $7.35
      Granted...........................................   21,333      $3.44
      Exercised.........................................   (8,611)     $5.25
      Canceled..........................................  (42,666)     $8.07
                                                          -------
     Outstanding at December 31, 1998...................   55,999      $5.64
      Exercised.........................................  (21,333)     $3.44
      Canceled..........................................      --       $ --
                                                          -------
     Outstanding at December 31, 2000 and 1999..........   34,666      $6.99
                                                          =======      =====

   Approximately 34,666, 34,666 and 28,665 options were exercisable as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price for the exercisable shares of December 31, 2000, 1999 and 1998, was $6.99, $6.99 and $5.64, respectively.

 1993 Employee Stock Purchase Plan

   In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 2000, 149,399 shares were issued under the Purchase Plan.

                                   OPTi INC.

 1996 Employee Stock Purchase Plan

   In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of December 31, 2000, 249,998 shares were issued under the Purchase Plan.

 Warrants

   The Company issued a warrant to Creative Technology Ltd in November 1997 as part of the asset purchase agreement entered into between the companies. The warrant allows Creative Technology to purchase 200,000 shares of common stock at the purchase price of $10.00 per share. The warrant expires on November 25, 2002.

 Common Stock Reserved

   At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

     1993 Stock Option Plan (including the Evergreen Plan)............   734,210
     1995 Stock Option Plan........................................... 1,457,275
     1993 Directors Stock Option Plan.................................    65,334
     1993 Employee Stock Purchase Plan................................       601
     1996 Employee Stock Purchase Plan................................         2
     Common Stock Warrants............................................   200,000
                                                                       ---------
       Totals......................................................... 2,457,422
                                                                       =========

Note 5--Commitments

   The Company leases its facilities under noncancelable operating leases. At December 31, 2000, future minimum commitments related to these leases are as follows (in thousands):

     2001................................................................ $  692
     2002................................................................    845
     2003................................................................  1,514
     2004................................................................  1,558
     2005................................................................  1,603
                                                                          ------
       Total............................................................. $6,212
                                                                          ======

   The Company has the ability to terminate the lease on its existing building as of October 2002, with a buyout payment of $150,000. If the company were to exercise its buyout provision it would reduce the Company's commitment above by $251,000, $1,514,000, $1,558,000 and $1,603,000 for the years 2002 through
2005, respectively.

   The Company has entered into an agreement to sub-lease a facility that will reduce its commitment above by approximately $413,000 and $357,000 for the years 2001 and 2002, respectively. This sub-lease is for a facility that the Company has never occupied and will not have a material effect on the Company's financials.

   Rent expense for operating leases amounted to $431,000, $421,000, and $1,402,000 net of sublease income of $1,416,000, $1,312,000 and $595,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

                                   OPTi INC.

Note 6--Concentrations

 Tripath Technology

   Tripath Technology, Inc.("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment, with a cost of $0.7 million, is reflected in the Company's December 31, 2000 balance sheet under short term investments at a fair market value of approximately $27.4 million, which represents approximately 60% of short term investments. These shares were subject to lock-up agreements which restricted their transfer until January 27, 2001. Tripath to date has a limited operating history as it began to ship products in 1998 and many of its products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2000, Tripath had an accumulated deficit of approximately $111 million. Its incurred net losses of approximately $41 million in 2000, $32 million in 1999 and $34 million in 1998. It expects to continue to incur net losses in the future and these losses may be substantial. As of March 28, 2001, the fair market value of the Company's investment in Tripath and comprehensive income had decreased by $13.3 million to $14.1 million.

 Credit Risks and Major Customers

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to NCR and its subcontractors and Harbourview Assets Limited, a Taiwan based company, no other single customer represented more than 10% of sales in fiscal 2000. The Company sold approximately $2 million of its embedded core logic to NCR and its subcontractors, representing a combined 24% of net product sales for that period. Also in fiscal 2000 the Company sold to Harbourview Assets Limited approximately $1 million in USB products, representing 11% of net sales for that period. In 1999, the Company sold approximately $6 million of mobile core logic product to Compaq and its subcontractors, representing a combined 27% of net sales for that period. Also in fiscal 1999 the Company sold to Apple Computer and its subcontractors approximately $6 million in USB products, representing a combined 27% of net sales for that period. In 1998, the Company sold approximately $17 million of mobile core logic product to Compaq and its subcontractors, representing a combined 43% of net sales for that period. Also in 1998, the Company sold to Apple Computer and its subcontractors approximately $4 million in USB products, representing a combined 11% of net sales for that period. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 18% of the Company's receivables at December 31, 2000 were with these customers.

 Suppliers

   The Company's reliance on independent foundries, packaging and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the first half of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a particular product.

                                   OPTi INC.

 Products

   The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenues. In the first half of 2001, the Company will be highly dependent on continued revenue contributions from its USB controller. In the second half of 2001, the Company will rely heavily upon the successful product transitions into its new four port USB controller and 1394 peripheral products. Any significant shortfall in sales for the Company's current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company's financials.

Note 7--Geographic Segments

   Net product sales by the geographic location of the Company's customers, based on shipments to location, are summarized by geographic areas as follows (in thousands):

                                                        Year Ended December 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       ------- -------- --------
     Taiwan..........................................  $ 2,055 $  7,908 $ 22,761
     Japan...........................................    2,065    3,610    6,085
     USA.............................................    4,251    3,850    5,408
     Singapore.......................................      315    6,710    5,138
     Other Far East..................................    1,040       68      436
     Europe/Other....................................      161      111      175
                                                       ------- -------- --------
       Total Export Sales............................  $ 9,887 $ 22,257 $ 40,003
                                                       ======= ======== ========

Note 8--Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                                 2000 1999  1998
                                                                 ---- ----- ----
     Federal:
      Current................................................... $181 $ --  $238
      Deferred..................................................  --    --   --
                                                                 ---- ----- ----
                                                                  181   --   238
     State:
      Current...................................................   30   --   --
      Deferred..................................................  --    --   --
                                                                 ---- ----- ----
                                                                   30   --   --
                                                                 ---- ----- ----
     Foreign:
      Current...................................................   50    59   47
      Deferred..................................................  --    --   --
                                                                 ---- ----- ----
                                                                   50    59   47
                                                                 ---- ----- ----
        Total................................................... $261 $  59 $285
                                                                 ==== ===== ====

                                   OPTi INC.

   A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective rate is as follows (in thousands):

                                                    2000     1999     1998
                                                   -------  -------  -------
     Income taxes computed at the federal
      statutory rate.............................. $ 3,957  $(2,104) $(1,485)
     Net operating losses not benefitted..........     --     2,104    1,485
     Benefit of net operating losses..............  (3,957)     --       --
     Alternative minimum taxes....................     211      --       238
     Foreign Taxes................................      50       59       47
     Other individually immaterial items..........     --       --       --
                                                   -------  -------  -------
                                                   $   261  $    59  $   285
                                                   =======  =======  =======

   The components of deferred taxes consist of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
     Deferred tax assets:
      Inventory reserve....................................  $    656  $  3,800
      Credit carryforwards.................................     4,733     5,200
      Depreciation and amortization........................     1,300     1,300
      Accounts receivable reserve..........................        80        60
      Reserve for sales return.............................        20        20
      Net operating losses.................................     6,467     8,789
      Other individually immaterial items..................       117       300
                                                             --------  --------
        Total deferred tax assets..........................    13,373    19,469
        Valuation Allowance................................    (4,288)  (19,469)
                                                             --------  --------
                                                                9,085       --
                                                             --------  --------
     Deferred tax liabilities:
      Unrealized gain on investment........................   (10,669)      --
                                                             --------  --------
        Net deferred tax liability.........................  $ (1,584) $    --
                                                             ========  ========

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $19.0 million and $0.3 million, respectively, expiring in the years 2003 through 2019. At December 31, 2000, the Company had tax credit carryovers of approximately $2.6 million and $2.1 million for federal and state purposes, expiring in the years 2007 through 2018. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $1.1 million that will not expire.

   The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

   Realization of deferred tax assets is dependent upon future earnings. During 1999 and 1998, the timing and amount of future earnings was uncertain and accordingly, the net deferred tax assets were fully offset by a valuation allowance. The valuation allowance increased by $2.5 million and $4.1 million during 1999 and 1998, respectively. During 2000, the valuation allowance decreased by $15.2 million. The reduction was primarily due to unrealized gains recognized in connection with the Company's investment in Tripath Technology, Inc. in accordance with FAS 115.

                                   OPTi INC.

Note 9--Employee Benefit Plan

   Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2000, the amount of the Company contribution to the 401K plan was approximately $61,000. Administrative costs of the plan are immaterial.

Note 10--Contingencies

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

                                   OPTi INC.

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

   On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective as of June 24, 2000. Under the terms of the agreement, OPTi agreed to pay Crystal Semiconductor $7,000,000 over a period of time ending October 15, 2000. Upon receipt of the final payment from OPTi to Crystal Semiconductor, Crystal and OPTi agree to dismiss with prejudice all claims now pending in the California State Court Action and to release each other from all claims that were brought or could have been brought in the action up to the date of the dismissal of that action.

   In October 2000, OPTi made the final settlement payment to Crystal Semiconductor pursuant to the settlement agreement.

Note 11--Sale of OPTi KK Japan

   Effective June 23, 2000 the Company sold the assets and liabilities of OPTi KK, its wholly owned Japanese subsidiary, in exchange for a note due from the purchaser amounting to $645,000, of which $100,000 was outstanding as of December 31, 2000. The sale resulted in a net loss of approximately $50,000 which was recorded in the second quarter of 2000.

Note 12--Quarterly Financial Data (unaudited)

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
                                            (In thousands, except per share
                                                         data)
   2000
   Revenue................................. $15,354  $ 3,324  $ 2,415  $ 2,105
   Operating income (loss).................  12,332   (3,005)     148     (308)
   Net income (loss).......................  12,576   (2,487)     891       64
   Basic net income (loss) per share....... $  1.08  $ (0.21) $  0.08  $  0.01
   Diluted net income (loss) per share..... $  1.08  $ (0.21) $  0.08  $  0.01
   1999
   Revenue................................. $ 7,156  $ 6,582  $ 5,635  $ 2,884
   Operating loss..........................  (1,492)  (4,079)  (1,402)  (1,949)
   Net loss................................    (784)  (3,275)    (640)  (1,312)
   Basic and diluted net loss per share.... $ (0.07) $ (0.30) $ (0.06) $ (0.11)

                                   OPTi INC.

Note 13--Net income (loss) per share

   The following table sets forth the computation of basic and diluted net income (loss) per share

                                                          Fiscal Year Ended
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  -------
                                                        (In thousands, except
                                                           per share data)
Net income (loss)....................................  $11,044 $(6,011) $(4,212)
                                                       ======= =======  =======
Shares used in computing basic net income (loss) per
 share--weighted average number of common shares.....   11,644  11,059   12,196
                                                       ======= =======  =======
Basic net income (loss) per share....................  $  0.95 $ (0.54) $ (0.35)
                                                       ======= =======  =======
Outstanding weighted average number of common
 shares..............................................   11,644  11,059   12,196
Effect of dilutive securities:
 Employee stock options..............................        9     --       --
                                                       ------- -------  -------
Denominator for diluted net income (loss) per share..   11,653  11,059   12,196
                                                       ======= =======  =======
Diluted net income (loss) per share..................  $  0.95 $ (0.54) $ (0.35)
                                                       ======= =======  =======

   The following outstanding options and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

                                                                   Years ended
                                                                   December 31,
                                                                  --------------
                                                                  2000 1999 1998
                                                                  ---- ---- ----
Options and warrants............................................. 200  246  647
                                                                  ---  ---  ---

                                   OPTi Inc.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                Additions
                                       Balance  Charged to              Balance
                                      Beginning Costs and               at End
                                      of Period  Expenses  Deductions  of Period
                                      --------- ---------- ----------  ---------
Year ended December 31, 1998
  Allowance for doubtful accounts....  $1,600      $421      $1,221(1)   $800
Year ended December 31, 1999
  Allowance for doubtful accounts....  $  800      $ 50      $  699(1)   $151
Year ended December 31, 2000
  Allowance for doubtful accounts....  $  151      $127      $   78(1)   $200

--------
(1) Represents specific write-off of accounts.