Form 10-Q
period 2001-03-31
OPTI INC
filed 2001-05-07
CIK 899297

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ___________

                           ________________________

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


   The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 11,633,903



================================================================================

                                  OPTi, Inc.

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 2001

                                     INDEX

                                                                                                  Page
                                                                                                  ----
Part I. Financial Information

        Item 1.  Financial Statements
                 a) Condensed Consolidated Statements of Operations for the three months ended
                       March 31, 2001 and 2000...................................................    3

                 b) Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
                       2000......................................................................    4

                 c) Condensed Consolidated Statements of Cash Flows for the three months ended
                       March 31, 2001 and 2000...................................................    5

                 d) Notes to Condensed Consolidated Financial Statements.........................    6


        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations................................................................   11


Part II.  Other Information

        Item 1.  Legal Proceedings...............................................................   16

        Item 2.  Changes in Securities...........................................................   16

        Item 3.  Defaults on Senior Securities...................................................   16

        Item 4.  Submission of Matters to a Vote of Shareholders.................................   16

        Item 6.  Exhibits and Reports on Form 8-K................................................   16


Signatures.......................................................................................   17

                                   OPTi Inc.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                                          March 31,
                                          --------------------------------------
                                               2001                      2000
                                          ------------               -----------
                                          (000's omitted, except per share data)

Revenues
     Net product sales                         $ 2,117                   $ 2,043
     Net license revenues                           --                    13,311
                                          ------------               -----------
Total revenues                                   2,117                    15,354
                                          ------------               -----------

Costs and expenses:
     Cost of sales                               1,174                     1,393
     Research and development                      101                       319
     Selling, general, and
       administrative                              836                     1,310
                                          ------------               -----------
Total costs and expenses                         2,111                     3,022
                                          ------------               -----------

Operating income (loss)                              6                    12,332
Interest and other income, net                     448                       504
                                          ------------               -----------

Income before income tax provision                 454                    12,836
Income tax provision                                10                       260
                                          ------------               -----------


Net income                                     $   444                   $12,576
                                          ============               ===========


Basic net income per share                     $  0.04                   $  1.08
                                          ============               ===========

Diluted net income per share                   $  0.04                   $  1.08
                                          ============               ===========

Shares used in computing basic
     per share amounts                          11,647                    11,628
                                          ============               ===========

Shares used in computing diluted
     per share amounts                          11,654                    11,644
                                          ============               ===========


                            See accompanying notes.

                                    OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,              December 31,
                                                               2001                    2000
                                                           -------------           --------------
                                                            (Unaudited)             (See Note 1)
Assets
                                                                        (000's omitted)
    Current assets
       Cash and cash equivalents                                 $11,758                  $12,146
       Short-term investments                                     33,531                   45,980
       Accounts receivable, net                                    1,000                    1,131
       Inventories                                                   697                    1,140
       Other current assets                                          149                      359
                                                           -------------           --------------
          Total current assets                                    47,135                   60,756

    Property and equipment, net                                      180                      157
    Other assets                                                     327                      359
                                                           -------------           --------------

          Total assets                                           $47,642                  $61,272
                                                           ==============          ==============

Liabilities and Shareholders' Equity

    Current liabilities
       Accounts payable                                          $   445                  $ 1,365
       Other current liabilities                                     864                    2,441
                                                           -------------           --------------
          Total current liabilities                                1,309                    3,806

    Commitments and contingencies

    Shareholders' equity:
       Preferred stock, no par value:
         Authorized shares -- 5,000
         No shares issued or outstanding                              --                       --
       Common stock, no par value:
         Authorized shares -- 50,000
         Issued and outstanding shares -- 11,634 in 2001
         11,655 in 2000                                           22,567                   22,646
       Accumulated other comprehensive income                     13,590                   25,088
       Retained earnings                                          10,176                    9,732
                                                           -------------           --------------
          Total shareholders' equity                              46,333                   57,466
                                                           -------------           --------------

          Total liabilities and shareholders'
            equity                                               $47,642                  $61,272
                                                           =============           ==============

Note 1 - The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

                             See accompanying notes.

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Three months Ended March 31,
                                                               2001                     2000
                                                          ---------------------------------------
                                                                       (000's omitted)
Operating Activities:

     Net income                                                $    444                   $12,576
     Adjustments:
         Depreciation                                                44                       144
         Changes in assets and liabilities:
            Accounts receivable                                     131                       653
            Inventories                                             443                      (139)
            Other assets                                            242                       889
            Accounts payable                                       (920)                      424
            Other current liabilities                              (273)                     (301)
                                                          -------------             -------------
               Net cash provided by
                operating activities                                111                    14,246

Investing Activites:

     Purchase of property and equipment                             (67)                      (19)
     Sale of property and equipment                                   -                        49
     Purchase of short-term investments                         (18,936)                        -
     Sale of short-term investments                              18,583                         -
                                                          -------------             -------------
              Net cash provided by (used in)
              investing activities                                 (420)                       30
                                                          -------------             -------------

Financing Activities:

     Net proceeds from sale of common stock                           -                       117
     Repurchase of common stock                                     (79)                        -
     Payment of long-term liabilities                                 -                       (71)
                                                          -------------             -------------
               Net cash provided by (used in)
                  financing activities                              (79)                       46
                                                          -------------             -------------

     Net increase (decrease) in cash
      and cash equivalents                                         (388)                   14,322

     Cash and cash equivalents
       beginning of period                                       12,146                    23,722
                                                          -------------             -------------

     Cash and cash equivalents
       end of period                                           $ 11,758                   $38,044
                                                          =============             -------------

                             See accompanying notes.

                                   OPTi Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

1.  Basis of presentation
-------------------------

The information at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.


2.  Net income per share
------------------------

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

     The following table sets forth the computation of basic and diluted net income per share:

                                                        Three Months ended
                                                              March 31,
                                                        2001          2000
                                                        ----          ----

Net income                                             $   444      $ 12,576
                                                       =======      ========

Weighted average number of common shares outstanding    11,647        11,628
                                                       =======      ========

Basic net income per share                             $  0.04      $   1.08
                                                       =======      ========

Weighted average number of common shares outstanding    11,647        11,628
Effect of dilutive securities:
       Employee stock options                                7            16
                                                       -------      --------

Denominator for diluted net income per share            11,654        11,644
                                                       =======      ========
Diluted net income per share                           $  0.04      $   1.08
                                                       =======      ========

3.  Short-Term Investments
--------------------------

        The following is a summary as of March 31, 2001:

                                          Gross         Estimated
                        Amortized       Unrealized         Fair
                          Cost             Gains          Value
                          ----             -----          -----

Cash                    $   1,229                       $   1,229
Certificates of Deposit    10,529                          10,529
Commercial Paper           10,400                          10,400
U.S. Government Bonds
    and Notes               8,536                           8,536
Investment in Tripath
    Technology, Inc.          725           13,870         14,595
                        ---------          -------      ---------
                        $  31,419          $13,870      $  45,289
                        =========          =======      =========

Reported as:
    Cash and cash
        Equivalents        11,758                           11,758
    Short-term
       Investments         19,661           13,870          33,531
                        ---------          -------       ---------
                        $  31,419          $13,870       $  45,289
                        =========          =======       =========

The Company had no short-term investments as of March 31, 2000.


4.  Inventories
---------------

        Inventories consist of finished goods and work in process (in thousands):

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------

                Finished Goods               $   370              $    871
                Work in process                  327                   269
                                             -------              --------
                                             $   697              $  1,140
                                             =======              ========


5. Segment Information
----------------------

        Sales of the Company's product based on customer location were as follows (in thousands):

                                              Three months ended March 31,
                                                  2001            2000
                                                  ----            ----
        Taiwan                                  $   974         $   719
        Japan                                       262             413
        Other Far East                              203             324
        United States                               639             582
        Europe Other                                 39               5
                                                -------         -------
                Total Net Sales                 $ 2,117         $ 2,043
                                                =======         =======

6. Concentrations
-----------------

   Tripath Technology, Inc.

Tripath Technology, Inc. ("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment, with a cost of $0.7 million, is reflected in the Company's March 31, 2001 balance sheet under short term investments at a fair market value of $14.6 million. These shares were subject to lock-up agreements which restricted their transfer until January 27, 2001. Tripath to date has a limited operating history as it began to ship products in 1998 and many of its products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2000, Tripath has an accumulated deficit of approximately $111 million. It incurred net losses of approximately $41 million in 2000, $32 million in 1999 and $34 million in 1998. It expects to continue to incur net losses in the future and these losses may be substantial. As of May 3, 2001, the fair market value of the Company's investment in Tripath Technologies had not changed materially from March 31, 2001.

   Major Customers and Credit Risks

The Company primarily sells to PC, motherboard and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to NCR and its subcontractors, Holystone Enterprises, a Taiwan based company and OPTi Japan, our former subsidiary no other single customer represented more than 10% of sales for the first quarter of 2001. In the first quarter of 2001, the Company sold to Holystone Enterprises approximately $0.9 million in USB controllers, representing approximately 44% of net sales for the period. Also in the first quarter of 2001, the Company sold approximately $0.3 million of its embedded core logic to NCR and its subcontractors, representing an approximate 14% of net sales for that period. The Company also sold approximately $0.3 million of core logic product to OPTi Japan representing 14% of net sales for the period.

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 47% of the Company's receivables at March 31, 2001 were with these customers.

   Suppliers

The Company's reliance on independent foundries, packaging houses and test facilities involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the first three quarters of 2000, the Company was unable to meet the demand for certain ot its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a certain product.

   Products

The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenue. In the first half of 2001, the Company will be highly dependent on continued revenue contributions from its USB controller. For the first quarter ended March 31, 2001, the Company sold approximately $1.3 million of its two port USB controller, representing approximately 60% of revenue. In the second half of 2001, the Company anticipated that it will rely heavily upon the successful transitions into its new four port USB controller and 1394 peripheral products. Any significant shortfall in sales for the Company's current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company's financials.

7. Comprehensive Income
-----------------------

The Company's total comprehensive income as  follows (in thousands):

                                           Three Months Ended
                                               March 31,
                                           2001          2000
                                           ----          ----

         Net Income                      $    444     $ 12,576

         Other comprehensive income        13,590          ---
                                         --------     --------
         Comprehensive income            $ 14,034     $ 12,576
                                         ========     ========

Other comprehensive income includes unrealized gains on marketable securities net of taxes.

8. Litigation
-------------

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

On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective June 24, 2000. Under the terms of the agreement, OPTi agreed to pay Crystal Semiconductor $7,000,000 over a period of time ending October 2000. Upon receipt of the final payment from OPTi, Crystal and OPTi dismissed with prejudice all claims that were brought or could have been brought in the action up to the date of the dismissal of the action.


9. Use of Estimates
-------------------

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


10. Taxes
---------

The Company recorded a tax provision of approximately 2% for the quarters ended March 31, 2001 and March 31, 2000. The tax provisions recorded in both of these periods relates primarily to the federal alternative minimum tax.


11. Recent Pronouncements
-------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have an impact on the Company's results of operations or financial condition when adopted as the Company held no derivative financial instruments and does not currently engage in hedging activities.

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

The Company currently competes principally in the embedded and USB controller marketplaces. From the Company's inception through 1998, the Company's principal segments had been desktop and mobile core logic. However, with increasingly aggressive competion in this area, primarily from Intel Corporation, the Company revised its strategy and focus on market opportunities where the Company had strategic advantages. This led the Company to focus on the embedded and USB controller marketplaces where the Company has experienced some success in the past few years.

The Company's strategy, at this time is to license its core logic technology that it has developed during its history and to look for areas where the Company can either develop or acquire technology for emerging markets in the high performance PC segment, increase sales in existing global markets and strengthen its industry relationships. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000, on its core logic technology. In addition, the Company has continued, and is continuing, its efforts to maximize shareholder value through restructuring of the Company's business and assets.

Net revenues for the first quarter ended March 31, 2001 were $2,117,000, as compared to, net revenues of $15,354,000 for the quarter ended March 31, 2000. The first quarter revenue for 2000 included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee for certain OPTi patents. For the quarter ended March 31, 2000, the Company reported net product sales of $2,043,000. The increase in net product sales for the three month period ending March 31, 2001, as compared to the three month period ending March 31, 2000, was due primarily to increased sales of the Companys USB controller chip, offset in part, by a reduction in sales for the Company's core logic chipsets used in various embedded designs.

Cost of product sales for the quarter ended March 31, 2001 decreased to $1,174,000 resulting in a gross margin of approximately 44.5%, as compared to cost of sales of $1,393,000, and a product gross margin of approximately 31.8% for the quarter ended March 31, 2000. The Company's actual gross margin for the quarter ended March 31, 2000 was 90.9%, including the license revenue of $13.3 million, which had no associated cost of goods sold. The increase in product gross margin as a percentage of sales for the three-month period ended March 31, 2001 as compared to the similar period ended March 31, 2000 is primarily due to product mix and a reduction in assembly and test costs that the Company was able to negotiate during the first quarter of 2001.

Research and development costs decreased to $101,000 for the quarter ended March 31, 2001, as compared with $319,000 for the quarter ended March 31, 2000. In January 2000, the Company had a reduction in staff as it made the decision to terminate design efforts on its liquid crystal display product. As of March 31, 2001, the Company had one research and development person, who conducts virtually all of the Company's product development with the assistance of outside contractors.

Selling, general, and administrative costs were $836,000 in the quarter ended March 31, 2001 as compared with $1,310,000 in the comparable period of 2000. The decrease in selling, general, and administrative costs for the three-month period ended March 31, 2001 as compared to the three-month period ending March 31, 2000 is primarily attributable to lower headcount related expenses and lower legal expenses during the period.

Interest and other income, net was $448,000 and $504,000 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in the first quarter of 2001 as compared to the first quarter of 2000 is primarily due to a lower average cash balance due to the payment of $7,000,000 during the second half of 2000 as settlement of the Crystal Semiconductor litigation.

The Company's tax provision recorded in the quarters ended March 31, 2001 and 2000, relates primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $45,289,000 at March 31, 2001 from $58,126,000 at December 31, 2000. The decline in cash, cash equivalents and short-term investments of approximately $12.8 million from December 31, 2000 to March 31, 2001, primarily relates to the decrease in value of the Company's investment in Tripath Technologies. The investment in Tripath Technologies decreased by approximately $12.8 million during that period. Working capital as of March 31, 2001 decreased to $45,826,000 from $56,950,000 at December 31, 2000, this decrease also relates primarily to the investment in Tripath Technologies. During the first three months of 2001, operating activities generated $0.1 million of cash. Cash generated from operating activities was primarily due to a $443,000 reduction in inventory, $444,000 of net income, a $242,000 reduction in other assets and a $131,000 reduction in accounts receivable, partially offset by, a $920,000 reduction in accounts payable and a $273,000 reduction in current liabilities. Investing activities used $0.4 million of cash during the first quarter of 2001. This use in cash was due to an increase in short term investments of $353,000 and the purchase of $67,000 of property and equipment. Financing activities for the first three months of 2001 used $0.1 million due to the stock repurchase program announced in December 2000 by the Company.

At March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $45.3 million and working capital of approximately $45.8 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.


Factors Affecting Earnings and Stock Price

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from other suppliers, price competition, ongoing rapid price declines, changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, the Company's operating results in any given period may be adversely affected by one or more of these factors.

Price Competition

The market for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level or that further substantial reduction in prices will not result in lower profitability or losses.

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

Product Transitions and the Timing and Delivery of New Products

A substantial majority of the Company's net product sales is derived from its USB controller products. The market for USB controllers is characterized by frequent transitions in which this functionality can be and is incorporated into other semiconductor devices, such as the core logic. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Continued Sales of Current Products

The Company's ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sale its existing products at current volumes. The Company will have few, if any, new product introductions for the foreseeable future. Any inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 47% of the Company's receivables at March 31, 2001 were with these customers.

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

Because the Company's purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to risks of, and has in the past experienced, excess or obsolete inventory due to an unexpected reduction in demand for a particular product. The manufacture of its products is a complex process and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company's ability to meet customer demand for its products. Should any of its major suppliers be unable or unwilling to continue to manufacture the Company's key products in required volumes, the Company would have to identify and qualify acceptable additional foundries. This qualification process could take up to six months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy any of the Company's requirements on a timely basis. The semiconductor industry experiences cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand. Any such delivery problems in the future could materially and adversely affect the Company's operating results.

The Company began using Custom Production in 1993. Custom Production requires that the Company provide foundries with designs that differ from those traditionally developed by the Company in its gate array production and which are developed with specialized tools provided by the foundry. This type of design process is inherently more complicated than gate array production and there can be no assurance that the Company will not experience delays in developing designs for Custom Production or that such designs will not contain bugs. To the extent bugs are found, correcting such bugs is likely to be both expensive and time consuming. In addition, the use of Custom Production requires the Company to purchase wafers from the foundry instead of finished products. As a result, the Company is required to increase its inventories and maintain inventories of unfinished products at packaging houses. The Company is also dependent on these packaging houses and third party test houses for adequate capacity.

Dependence on Intellectual Property position

The success of the Company's current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company's success in defending its patent position. It is difficult to predict developments and changes in intellectual property law and in advance, however such changes could have an adverse impact on the Company's ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Sensitivity

     We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2001, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

                                   OPTi Inc.


Part II. Other Information


Item 1.  Legal Proceedings.
         See litigation footnote on page 9 of this report.

Item 2.  Changes in Securities.
         Not applicable and has been omitted.

Item 3.  Defaults on Senior Securities.
         Not applicable and has been omitted.

Item 4.  Submission of Matters to a Vote of Shareholders.
         Not applicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)   Exhibits:
             None
         (b)   Reports on Form 8-K:
             None.

                                   OPTi Inc.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            OPTi Inc.


         Date:  5/7/01              By: /s/ Michael Mazzoni
                                        --------------------
                                            Michael Mazzoni
                                    Signing on behalf of the Registrant and as
                                            Chief Financial Officer