Form 10-Q
period 2001-06-30
OPTI INC
filed 2001-08-06
CIK 899297

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ___________

                           ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 11,633,903

================================================================================

                                  OPTi, Inc.

                                   FORM 10-Q

                 For the Quarterly Period Ended June 30, 2001

                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I. Financial Information

     Item 1. Financial Statements
             a) Condensed Consolidated Statements of Operations for the three months
                and six months ended June 30, 2001 and 2000................................    3

             b) Condensed Consolidated Balance Sheets as of June 30, 2001 and
                December 31, 2000..........................................................    4

             c) Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 2001 and 2000...............................................    5

             d) Notes to Condensed Consolidated Financial Statements.......................    6


     Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................   10


Part II. Other Information

     Item 1. Legal Proceedings.............................................................   15

     Item 2. Changes in Securities.........................................................   15

     Item 3. Defaults on Senior Securities.................................................   15

     Item 4. Submission of Matters to a Vote of Shareholders...............................   15

     Item 6. Exhibits and Reports on Form 8-K..............................................   15

Signatures.................................................................................   16

                                  OPTi  Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,
                                                 -----------------------                 -----------------------
                                                   2001           2000                     2001           2000
                                                 --------       --------                 --------       --------
                                                              (000's omitted, except per share data)
 Revenues
    Net product sales                             $ 1,655        $ 3,324                  $ 3,772        $ 5,367
    Net license revenues                                -              -                        -         13,311
                                                  -------        -------                  -------        -------
Total revenues                                      1,655          3,324                    3,772         18,678
                                                  -------        -------                  -------        -------

Costs and expenses:
    Cost of sales                                     956          2,303                    2,130          3,696
    Research and development                          285            112                      386            431
    Selling, general, and administrative              801          3,914                    1,637          5,224
                                                  -------        -------                  -------        -------
Total costs and expenses                            2,042          6,329                    4,153          9,351
                                                  -------        -------                  -------        -------

Operating income (loss)                              (387)        (3,005)                    (381)         9,327
Interest and other income, net                        436            519                      884          1,023
                                                  -------        -------                  -------        -------

Income (loss) before income tax provision              49         (2,486)                     503         10,350
Income tax provision                                    2              1                       12            261
                                                  -------        -------                  -------        -------

Net income (loss)                                 $    47        $(2,487)                 $   491        $10,089
                                                  =======        =======                  =======        =======

Basic net income (loss) per share                 $  0.00        $ (0.21)                 $  0.04        $  0.87
                                                  =======        =======                  =======        =======

Diluted net income (loss) per share               $  0.00        $ (0.21)                 $  0.04        $  0.87
                                                  =======        =======                  =======        =======

Shares used in computing basic
    per share amounts                              11,634         11,646                   11,641         11,637
                                                  =======        =======                  =======        =======

Shares used in computing diluted
    per share amounts                              11,634         11,646                   11,644         11,653
                                                  =======        =======                  =======        =======

                            See accompanying notes.

                                   OPTi Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,           December 31,
                                                            2001                2000
                                                       ------------          ------------
Assets
                                                                (000's omitted)

   Current assets

      Cash and cash equivalents                             $11,989             $12,146
      Short-term investments                                 36,239              45,980
      Accounts receivable, net                                  307               1,131
      Inventories                                               386               1,140
      Other current assets                                      286                 359
                                                            -------             -------
         Total current assets                                49,207              60,756

Property and equipment, net                                     170                 157
Other assets                                                    328                 359
                                                            -------             -------
         Total assets                                       $49,705             $61,272
                                                            =======             =======

Liabilities and Shareholders' Equity

   Current liabilities
      Accounts payable                                         $310              $1,365
      Other current liabilities                                 734               2,441
                                                            -------             -------
         Total current liabilities                            1,044               3,806

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares -- 5,000
     No shares issued or outstanding
   Common stock, no par value:
     Authorized shares -- 50,000
     Issued and outstanding shares -- 11,634 in 2001
     11,655 in 2000                                          22,567              22,646
   Accumulated other comprehensive income                    15,871              25,088
   Retained earnings                                         10,223               9,732
                                                            -------             -------
         Total shareholders' equity                          48,661              57,466
                                                            -------             -------
         Total liabilities and shareholders'
             equity                                         $49,705             $61,272
                                                            =======             =======


Note 1 - The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

                            See accompanying notes.

                                   OPTi Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six months Ended June 30,
                                                           2001         2000
                                                      ---------------------------
                                                            (000's omitted)
Operating Activities:

    Net income                                         $    491        $10,089
    Adjustments:
         Depreciation                                        88            268
         Changes in assets and liabilities:
              Accounts receivable                           824           (486)
              Inventories                                   754           (356)
              Other assets                                  104            903
              Accounts payable                           (1,055)         1,004
              Litigation accrual                              -          3,000
              Other current liabilities                    (448)          (560)
                                                       --------        -------
                   Net cash provided by
                     operating activities                   758         13,862

Investing Activities:

     Purchase of property and equipment                    (101)           (24)
     Sale of property and equipment                           -             41
     Purchase of short-term investments                 (19,318)             -
     Cash impact of Sale of OPTi Japan KK                     -         (1,102)

     Sale of short-term investments                      18,583              -
                                                       --------        -------
                   Net cash used in
                     investing activities                  (836)        (1,085)
                                                       --------        -------

Financing Activities:

     Net proceeds from sale of common stock                   -            117
     Repurchase of common stock                             (79)             -
                                                       --------        -------
                   Net cash provided by (used in)
                     financing activities                   (79)           117
                                                       --------        -------
    Net increase (decrease) in cash
      and cash equivalents                                 (157)        12,894

    Cash and cash equivalents
      beginning of period                                12,146         23,722
                                                       --------        -------

    Cash and cash equivalents
      end of period                                    $ 11,989        $36,616
                                                       ========        =======

                            See accompanying notes.

                                   OPTi Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

1. Basis of presentation
------------------------

The information at June 30, 2001 and for the six month periods ended June 30, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

2.  Net income (loss) per share
-------------------------------

Basic net income per share and basic and diluted net loss per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share data):

                                                                     Three                        Six
                                                                 Months ended                 Months ended
                                                                   June 30,                   June 30, 2001
                                                               2001         2000           2001          2000
                                                               ----         ----           ----          ----
Net income (loss)                                             $   47       $(2,487)        $  491       $10,089
                                                              ======       =======         ======       =======

Weighted average number of common shares outstanding          11,634        11,646         11,641        11,637
                                                              ======       =======         ======       =======

Basic net income (loss) per share                             $ 0.00       $ (0.21)        $ 0.04       $  0.87
                                                              ======       =======         ======       =======

Weighted average number of common shares outstanding          11,634        11,646         11,641        11,637
Effect of dilutive securities:
 Employee stock options                                           --            --              3            16
                                                              -------      -------         ------       -------

Denominator for diluted net income per share                  11,634        11,646         11,644        11,653
                                                              ======       =======         ======       =======

Diluted net income (loss) per share                           $ 0.00       $ (0.21)        $ 0.04       $  0.87
                                                              ======       =======         ======       =======

3. Short-Term Investments
-------------------------

     At June 30, 2001, and December 31, 2000 the Company's short-term investments include an unrealized gain of $16.2 million and $26.7 million, respectively, related to its investment in Tripath Technology, Inc.

4. Inventories
--------------

     Inventories consist of finished goods and work in process (in thousands):

                            June 30, 2001         December 31, 2000
                            -------------         -----------------

       Finished Goods            $309                   $  871
       Work in process             77                      269
                                 ----                   ------
                                 $386                   $1,140
                                 ====                   ======


5. Segment Information
----------------------

     Sales of the Company's product based on customer location were as follows (in thousands):

                                Three months ended          Six months ended
                                      June 30,                  June 30,
                                 2001        2000           2001       2000
                                 ----        ----           ----       ----
       Taiwan                   $  472      $  976         $1,446     $1,695
       Japan                       255         769            517      1,182
       Other Far East              218         462            421        786
       United States               683       1,112          1,322      1,694
       Europe Other                 27           5             66         10
                                ------      ------         ------     ------
           Total Net Sales      $1,655      $3,324         $3,772     $5,367
                                ======      ======         ======     ======

6. Concentrations
-----------------

 Tripath Technology, Inc.

Tripath Technology, Inc. ("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment, with a cost of $0.7 million, is reflected in the Company's June 30, 2001 balance sheet under short term investments at a fair market value of $16.9 million and $27.4 million at December 31, 2000. These shares were subject to lock-up agreements which restricted their transfer until January 27, 2001. Tripath to date has a limited operating history as it began to ship products in 1998 and many of its products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2000, Tripath has an accumulated deficit of approximately $111 million. It incurred net losses of approximately $41 million in 2000, $32 million in 1999 and $34 million in 1998. It expects to continue to incur net losses in the future and these losses may be substantial. As of July 31, 2001, the fair market value of the Company's investment in Tripath has decreased by $14.2 million from June 30, 2001 due to a decline in the trading price of Tripath stock.

 Major Customers and Credit Risks

The Company primarily sells to PC, motherboard and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to NCR and its subcontractors, Holystone Enterprises, a Taiwan based company and OPTi Japan, our former subsidiary, no other single customer represented more than 10% of sales for the first six months of 2001. In the first six months of 2001, the Company sold to Holystone Enterprises approximately $1.4 million in USB controllers, representing approximately 37% of net sales for the period. Also in the first six months of 2001, the Company sold approximately $0.7 million of its embedded core logic product to NCR and its subcontractors, representing approximately 18% of net sales for that period.
The Company also sold approximately $0.5 million of core logic product to OPTi Japan representing 13% of net sales for the period.

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 40% of the Company's receivables at June 30, 2001 were with these customers.

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

 Products

The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenue. In the first half of 2001, the Company was highly dependent on continued revenue contributions from its USB controller. For the first six months ended June 30, 2001, the Company sold approximately $2.0 million of its two port USB controller, representing approximately 54% of revenue. In the second half of 2001, the Company anticipates that it will rely heavily upon existing products in production. Any significant shortfall in sales for the Company's current volume products will have a material adverse effect upon the Company's financials.

7. Comprehensive Income
-----------------------

The Company's total comprehensive income (loss) was as follows (in thousands):

                                                 Three Months                  Six Months
                                                    Ended                         Ended
                                                   June 30,                     June 30,
                                               2001        2000             2001          2000
                                               ----        ----             ----          ----
       Net income (loss)                      $   47      $(2,487)        $   491        $10,089

       Other comprehensive income (loss)       2,281          ---          (9,217)           ---
                                              ------      -------         -------        -------
       Comprehensive income (loss)            $2,328      $(2,487)        $(8,726)       $10,089
                                              ======      =======         =======        =======

Other comprehensive income includes unrealized gains on marketable securities net of taxes.

8. Litigation
-------------

The Company has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become invloved in litigation regarding the alleged infriungements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

9. Use of Estimates
-------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10. Taxes
---------

The Company recorded a tax provision of approximately 4% for the quarter ended June 30, 2001. For the six months periods ended June 30, 2001 and 2000, the Company recorded a tax provision of approximately 2% and 3%, respectively. The Company's effective tax rate differed from the federal statutory rates during 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward, federal alternative minimum taxes and foreign taxes.

11. Recent Pronouncements
-------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have an impact on the Company's results of operations or financial condition as the Company held no derivative financial instruments and does not currently engage in hedging activities.

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

From the Company's inception through 1998, the Company's principal segments had been desktop and mobile core logic. However, with increasingly aggressive competion in this area, the Company revised its strategy and focus on market opportunities where the Company had advantages. This led the Company to focus on the embedded and USB controller marketplaces where the Company has experienced limited success in the past several years.

The Net revenues for the second quarter ended June 30, 2001 were $1,655,000, as compared to, net revenues of $3,324,000 for the quarter ended June 30, 2000. For the six month periods ended June 30, 2001 and 2000, the Company reported net revenues of $3,772,000 and $18,678,000, respectively. Net revenues for the six months ended June 30, 2000, included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee for certain OPTi patents. The decrease in net product sales for the three month and six month periods ending June 30, 2001, as compared to the three month and six month periods ending June 30, 2000, was due primarily to decreased sales of the Companys core logic chipsets used in various embedded designs and a slow down in the add-in marketplace for peripheral personal computer devices, such as the Company's USB controller chip. The Company anticipates that its net revenue for the second half of 2001 will continue to decline from its current levels.

Cost of product sales for the quarter ended June 30, 2001 decreased to $956,000 resulting in a gross margin of approximately 42.2%, as compared to cost of sales of $2,303,000, and a product gross margin of approximately 30.7% for the quarter ended June 30, 2000. Cost of sales for the first six months of 2001 was $2,130,000, which resulted in a gross margin of approximately 43.5%, as compared with cost of sales of $3,696,000, and a gross margin of approximately 31.1%, for product sales, for the six months ended June 30, 2000. The Company's actual gross margin for the six months ended June 30, 2000 was 80.2%, including the license revenue of $13.3 million, which had no associated cost of goods sold. The increase in product gross margin as a percentage of sales for the three-month and six month periods ended June 30, 2001 as compared to the similar periods ended June 30, 2000 is primarily due to product mix and a reduction in assembly and test costs that the Company was able to negotiate during the first quarter of 2001.

Research and development costs increased to $285,000 for the quarter ended June 30, 2001, as compared with $112,000 for the quarter ended June 30, 2000. For the first six months of 2001 research and development costs were $386,000 as compared to $431,000 for the comparable period of 2000. The increase in research and development costs for the second quarter of 2001 as compared to the second quarter of 2000, was primarily due to outside contractor expenses for new product development during the period. As of June 30, 2001, the Company had one research and development person, who conducts virtually all of the Company's product development with outside contractors.

Selling, general, and administrative costs were $801,000 in the quarter ended June 30, 2001 as compared with $3,914,000 in the comparable period of 2000, and $1,637,000 for the first six months of 2001 as compared to $5,224,000, for the first six months of 2000. The decrease in selling, general, and administrative costs for the three-month and six month periods ended June 30, 2001 as compared to the three-month and six month periods ending June 30, 2000 is primarily attributable to lower headcount related expenses and lower legal expenses during the period. Selling, general and administrative expenses for the period ended June 30, 2000 included approximately $3,000,000 resulting from additional costs incurred in settling the Crystal Semiconductor litigation.

Interest and other income, net was $436,000 and $519,000 for the quarters ended June 30, 2001 and 2000, respectively. Interest and other income, net for the six month periods ended June 30, 2001 and 2000, was $884,000 and $1,023,000, respectively. The decrease in the three and six month periods ended June 30, 2001 as compared to the three and six month periods ended June 30, 2000 is primarily due to a lower average cash balance due to the payment of $7,000,000 during the second half of 2000 as settlement of the Crystal Semiconductor litigation.

The Company recorded a tax provision of approximately 4% for the quarter ended June 30, 2001. For the six months periods ended June 30, 2001 and 2000, the Company recorded a tax provision of approximately 2% and 3%, respectively. The Company's effective tax rate differed from the federal statutory rates during 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward, federal alternative minimum taxes and foreign taxes.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $48,228,000 at June 30, 2001 from $58,126,000 at December 31, 2000. The decline in cash, cash equivalents and short-term investments of approximately $9.9 million from December 31, 2000 to June 30, 2001, primarily relates to the decrease in value of the Company's investment in Tripath Technologies. The investment in Tripath Technologies, net of accrued taxes, decreased by approximately $9.2 million during that period. Working capital as of June 30, 2001 decreased to $48,163,000 from $56,950,000 at December 31, 2000. This decrease also relates primarily to the decrease in the value of the Tripath Technologies investment. As of July
31, 2001, the fair market value of the Company's investment in Tripath Technologies has decreased by approximately $14.2 million due to declines in the trading price of Tripath stock. During the first six months of 2001, operating activities generated approximately $0.8 million of cash. Cash generated from operating activities was primarily due to a $0.8 million reduction in accounts receivable, $0.8 million reduction in inventories and a $0.5 million of net income, partially offset by, a $1.1 million reduction in accounts payable and a $0.5 million reduction in other current liabilities. Investing activities used $0.8 million of cash during the first six months of 2001. This use in cash was due to net purchases of short term investments of $0.7 million and the purchase of $0.1 million of property and equipment. Financing activities for the first six months of 2001 used $0.1 million due to the stock repurchase program announced by the Company in December 2000.

At June 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $48.2 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

Investigation of Strategic Alternatives

With respect to future plans of the Company, management is currently looking into all strategic alternatives in order to maximize shareholder value. The Company is unable to elaborate further but is hopeful that it can announce something further in August of 2001. However, there can be no assurance that such strategic alternatives will be determined by that time or at all.

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

Each of the product segments in which the Company offers products are intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products which the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 40% of the Company's receivables at June 30, 2001 were with these customers.

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

The use of Custom Production requires the Company to purchase wafers from the foundry instead of finished products. As a result, the Company is required to increase its inventories and maintain inventories of unfinished products at packaging and test houses. The Company is also dependent on these packaging houses and third party test houses for adequate capacity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    Interest Rate Sensitivity

    We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2001, all of our debt investments mature in less than six months. Accordingly, we do not believe that our debt investments have significant exposure to interest rate risk.

We maintain an investment in the common shares of Tripath Technology, Inc. This investment is not hedged and is subject to extreme volatility. Assuming a hypothetical 75% adverse change in market prices, this investment would decrease in value by $12.7 million, based on the value of this investment as of June 30, 2001. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

                                   OPTi Inc.

Part II. Other Information

Item 1.  Legal Proceedings.
         See note 8 of Notes to Condensed Consolidated Financial Statements on page 9 of this report.

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

                                         OPTi Inc.

     Date: 8/6/01                   By: \s\ Michael Mazzoni
                                        -------------------
                                            Michael Mazzoni
                                    Signing on behalf of the Registrant and as
                                            Chief Financial Officer