Form 10-Q
period 2001-09-30
OPTI INC
filed 2001-11-14
CIK 899297

         ==============================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from_________ to_________

                          ----------------------------

                         Commission File Number 0-21422

                                    OPTi Inc.

             (Exact name of registrant as specified in this charter)


          CALIFORNIA                                      77-0220697
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporated or organization)                      Identification No.)


 880 Maude Avenue, Suite A Mountain View, CA               94043
  (Address of principal executive office)                (Zip Code)


        Registrant's telephone number, including area code (605) 625-8787


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]


   The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 11,633,903


         ==============================================================

                                   OPTi, Inc.

                                   FORM 10-Q

                For the Quarterly Period Ended September 30, 2001


                                      INDEX

                                                                                              Page
                                                                                              ----
Part I. Financial Information

         Item 1.  Financial Statements

                  a)    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30, 2001 and 2000.........  3

                  b)    Condensed Consolidated Balance Sheets as of September 30, 2001 and
                        December 31, 2000......................................................  4

                  c)    Condensed Consolidated Statements of Cash Flows for the
                        Nine months ended September 30, 2001 and 2000..........................  5

                  d)    Notes to Condensed Consolidated Financial Statements...................  6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.................................................. 10



Part II.  Other Information

         Item 1.  Legal Proceedings............................................................ 15

         Item 2.  Changes in Securities........................................................ 15

         Item 3.  Defaults on Senior Securities................................................ 15

         Item 4.  Submission of Matters to a Vote of Shareholders.............................. 15

         Item 5.  Other Information............................................................ 15

         Item 6.  Exhibits and Reports on Form 8-K............................................. 15


Signatures..................................................................................... 16

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                            September 30,
                                             ----------------------------------------   ----------------------------------------
                                                     2001                 2000                  2001                 2000
                                             -------------------   ------------------   -------------------   ------------------
                                                                    (000's omitted, except per share data)
Revenues
   Net product sales                                $     1,272          $     2,415          $      5,044          $     7,782
   Net license revenues                                       -                    -                     -               13,311
                                             -------------------   ------------------   -------------------   ------------------
Total revenues                                            1,272                2,415                 5,044               21,093
                                             -------------------   ------------------   -------------------   ------------------

Costs and expenses:
   Cost of sales                                            543                1,250                 2,673                4,946
   Research and development                                 103                   79                   489                  510
   Selling, general, and
     administrative                                       1,192                  938                 2,829                6,162
                                             -------------------   ------------------   -------------------   ------------------
Total costs and expenses                                  1,838                2,267                 5,991               11,618
                                             -------------------   ------------------   -------------------   ------------------

Operating income (loss)                                    (566)                 148                  (947)               9,475
Interest and other income, net                              572                  743                 1,456                1,765
                                             -------------------   ------------------   -------------------   ------------------

Income before income tax provision                            6                  891                   509               11,240
Income tax provision                                          -                    -                    12                  261
                                             -------------------   ------------------   -------------------   ------------------


Net income                                          $         6          $       891          $        497          $    10,979
                                             ===================   ==================   ===================   ==================


Basic net income per share                           $      0.00          $      0.08          $       0.04          $      0.94
                                             ===================   ==================   ===================   ==================


Diluted net income per share                         $      0.00          $      0.08          $       0.04          $      0.94
                                             ===================   ==================   ===================   ==================

Shares used in computing basic
   per share amounts                                     11,634               11,646                11,639               11,640
                                             ===================   ==================   ===================   ==================

Shares used in computing diluted
   per share amounts                                     11,634               11,670                11,641               11,653
                                             ===================   ==================   ===================   ==================

                             See accompanying notes.

                                    OPTi Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,                       December 31,
                                                                  2001                               2000
                                                           -----------------                   ----------------
                                                              (Unaudited)                        (See Note 1)
Assets
                                                                             (000's omitted)
   Current assets

      Cash and cash equivalents                                    $ 11,936                           $ 12,146
      Short-term investments                                         20,421                             45,980
      Accounts receivable, net                                          745                              1,131
      Inventories                                                       146                              1,140
      Other current assets                                              579                                359
                                                           -----------------                   ----------------
         Total current assets                                        33,827                             60,756

   Property and equipment, net                                           65                                157
   Other assets                                                         273                                359
                                                           -----------------                   ----------------

         Total assets                                              $ 34,165                           $ 61,272
                                                           =================                   ================

Liabilities and Shareholders' Equity

   Current liabilities
      Accounts payable                                             $    499                           $  1,365
      Other current liabilities                                         548                              2,441
                                                           -----------------                   ----------------
         Total current liabilities                                    1,047                              3,806

   Commitments and contingencies

   Shareholders' equity:
      Preferred stock, no par value:
        Authorized shares -- 5,000
        No shares issued or outstanding                                   -                                  -
      Common stock, no par value:
        Authorized shares -- 50,000
        Issued and outstanding shares -- 11,634 in 2001
        11,655 in 2000                                               22,567                             22,646
      Accumulated other comprehensive income                            322                             25,088
      Retained earnings                                              10,229                              9,732
                                                           -----------------                   ----------------
         Total shareholders' equity                                  33,118                             57,466
                                                           -----------------                   ----------------


         Total liabilities and shareholders'
           equity                                                  $ 34,165                           $ 61,272
                                                           =================                   ================

Note 1 - The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

                             See accompanying notes.

                                    OPTi Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine months Ended September 30,
                                                                  2001                     2000
                                                              -------------------------------------
                                                                           (000's omitted)

Operating Activities:

    Net income ..........................................       $    497                $ 10,979
    Adjustments:
        Depreciation ....................................            193                     379
       Changes in assets and liabilities:
          Accounts receivable ...........................            386                     204
          Inventories ...................................            994                    (410)
          Other assets ..................................           (134)                    884
          Accounts payable ..............................           (866)                    733
          Litigation accruals ...........................             --                  (2,000)
          Other current liabilities .....................           (334)                   (574)
                                                                --------                --------
             Net cash provided by
              operating activities ......................            736                  10,195

Investing Activites:

     Purchase of property and equipment .................           (101)                    (23)
     Sale of property and equipment .....................             --                      41
     Cash impact of Sale of OPTi Japan KK ...............             --                  (1,102)
     Purchase of short-term investments .................        (19,349)                     --
     Sale of short-term investments .....................         18,583                      --
                                                                --------                --------
            Net cash used in
            investing activities ........................           (867)                 (1,084)
                                                                --------                --------

Financing Activities:

     Net proceeds from sale of common stock                           --                     117
     Repurchase of common stock .........................            (79)                     --
                                                                --------                --------
             Net cash provided by (used in)
                financing activities ....................            (79)                    117
                                                                --------                --------

    Net increase (decrease) in cash
     and cash equivalents ...............................           (210)                  9,228
    Cash and cash equivalents
      beginning of period ...............................         12,146                  23,722
                                                                --------                --------
    Cash and cash equivalents
      end of period .....................................       $ 11,936                $ 32,950
                                                                ========                ========


                             See accompanying notes.

                                    OPTi Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

1.  Basis of presentation
-------------------------

The information at September 30, 2001 and for the nine month periods ended September 30, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

2.  Liquidation of the Company
------------------------------

On September 7, 2001, the Board of directors approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the shareholders of the Company, which approval the Company intends to seek at its 2001 Annual Meeting of Shareholders. The Board anticipates that, as part of the liquidation, the Company will return to its shareholders cash plus the disposition of Tripath Technology Inc. shares, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company's business activities consist primarily of continued sales of our core logic products for embedded designs and universal serial bus controller devices.

The consolidated financial statements of the Company as of September 30, 2001 and December 31, 2000, respectively, were prepared under generally accepted accounting policies for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment of the Company as well as possible adjustments of amounts related to other assets and liabilities of the Company including additional costs for severance.

3.  Net income per share
------------------------

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share data):



                                                               Three Months ended              Nine Months ended
                                                                   September 30                   September 30
                                                              2001             2000            2001        2000
                                                              ----             ----            ----        ----

Net income                                                    $      6        $   891        $   497        $10,979
                                                              ========        =======        =======        =======

Weighted average number of common shares outstanding            11,634         11,646         11,639         11,640
                                                              ========        =======        =======        =======

Basic net income per share                                    $   0.00        $  0.08        $  0.04        $  0.94
                                                              ========        =======        =======        =======

Weighted average number of common shares outstanding            11,634         11,646         11,639         11,640
Effect of dilutive securities:
       Employee stock options                                       --             24              2             13
                                                              --------        -------        -------        -------


Denominator for diluted net income per share                    11,634         11,670         11,641         11,653
                                                              ========        =======        =======        =======

Diluted net income per share                                  $   0.00        $  0.08        $  0.04        $  0.94
                                                              ========        =======        =======        =======

4.  Short-Term Investments
--------------------------

         The following is a summary of short-term investments as of September 30, 2001 and December 31, 2000 (in thousands):

                                      September 30, 2001                         December 31, 2000
                             -------------------------------------     ------------------------------------
                                               Gross     Estimated                       Gross     Estimate
                             Amortized       Unrealized    Fair        Amortized       Unrealized    Fair
                                Cost           Gains       Value          Cost           Gains       Value
                             ---------      ----------   ---------     ---------      ----------   --------
Cash                          $ 1,191       $    --       $ 1,191       $12,146       $    --       $12,146
Certificates of Deposit        10,745            --        10,745
Commercial Paper               10,531            --        10,531        10,338            --        10,338
U.S. Government Bonds
    and Notes                   8,818            --         8,818         8,245            --         8,245
Investment in Tripath
    Technology, Inc.              725           347         1,072           725         26,672       27,397
                              -------       -------       -------       -------        -------      -------
                              $32,010       $   347       $32,357       $31,454        $26,672      $58,126
                              =======       =======       =======       =======        =======      =======

Reported as:
    Cash and cash
       Equivalents             11,936            --        11,936       $12,146            --       $12,146
    Short-term
       Investments             20,074           347        20,421        19,308        26,672        45,980
                              -------       -------       -------       -------       -------       -------
                              $32,010       $   347       $32,357       $31,454       $26,672       $58,126
                              =======       =======       =======       =======       =======       =======

5.  Inventories
---------------

         Inventories consist of finished goods and work in process (in thousands):

                      September 30, 2001                December 31, 2000
                      ------------------                -----------------

          Finished Goods         $    64             $    871
          Work in process             82                  269
                                 -------             --------
                                 $   146             $  1,140
                                 =======             ========


6. Segment Information
----------------------

     Sales of the Company's product based on customer location were as follows (in thousands):

                                     Three months ended Sept. 30,   Nine months ended Sept. 30,
                                          2001          2000           2001           2000
                                         ------        ------         ------         ------
      Taiwan                             $  292        $   26         $1,738         $1,721
      Japan                                 453           537            970          1,719
      Other Far East                        243           553            664          1,339
      United States                         273         1,272          1,595          2,966
      Europe Other                           11            27             77             37
                                         ------        ------         ------         ------
               Total Net Sales           $1,272        $2,415         $5,044         $7,782
                                         ======        ======         ======         ======

7. Concentrations
-----------------

  Tripath Technology, Inc.

Tripath Technology, Inc. ("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment, with a cost of $0.7 million, is reflected in the Company's September 30, 2001 balance sheet under short term investments at a fair market value of $1.1 million. These shares were subject to lock-up agreements which restricted their transfer until January 27, 2001. Tripath to date has a limited operating history as it began to ship products in 1998 and many of its products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2000, Tripath has an accumulated deficit of approximately $111 million. It incurred net losses of approximately $41 million in 2000, $32 million in 1999 and $34 million in 1998. It expects to continue to incur net losses in the future and these losses may be substantial.

  Major Customers and Credit Risks


The Company primarily sells to PC, motherboard and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. With the exception of sales to NCR and its subcontractors, Holystone Enterprises, a Taiwan based company, Max Components, a Hong Kong based distributor and OPTi Japan, our former subsidiary, no other single customer represented more than 10% of sales for the first nine months of 2001. In the first nine months of 2001, the Company sold to Holystone Enterprises approximately $1.7 million in USB controllers, representing approximately 34% of net sales for the period. Also in the first nine months of 2001, the Company sold approximately $0.7 million of its embedded core logic product to NCR and its subcontractors, representing approximately
14% of net sales for that period. Net sales to Max Components for the first nine months of 2001 were approximately $0.6 million representing 11% of net sales for the period. The Company also sold approximately $0.6 million of core logic product to OPTi Japan representing 11% of net sales for the period.

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 36% of the Company's receivables at September 30, 2001 were with these customers.

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

  Products

At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenue. In the first nine months of 2001, the Company was highly dependent on revenue contributions from its USB controller. For the first nine months ended September 30, 2001, the Company sold approximately $2.9 million of its two port USB controller, representing approximately 58% of revenue.

8. Comprehensive Income
-----------------------

The Company's total comprehensive income (loss) was as follows (in thousands):

                                             Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                          2001             2000           2001             2000
                                          ----             ----           ----             ----
     Net income                         $       6        $     891     $     497        $ 10,979

     Other comprehensive income (loss)    (15,549)          48,262       (24,766)         48,262
                                        ---------        ---------     ---------        --------
     Comprehensive income (loss)        $ (15,543)       $  49,153     $ (24,269)       $ 59,241
                                        ==========       =========     =========        ========

Other comprehensive income includes unrealized gains on marketable securities net of taxes.

9. Litigation
-------------

The Company has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

10. Use of Estimates
-------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

11. Taxes
---------

The Company recorded no tax provision for the quarters ended September 30, 2001 and 2000. For the nine months periods ended September 30, 2001 and 2000, the Company recorded a tax provision of approximately 2%. The Company's effective tax rate differed from the federal statutory rates during 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward, federal alternative minimum taxes and foreign taxes.

12. Recent Pronouncements
-------------------------

In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indications arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company's results of operations or financial position as the Company does not currently have any goodwill or other intangible assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On September 7, 2001, the Board of directors approved a plan to liquidate and dissolve the Company due to the continuing decline in product revenues and the Board's determination that alternative strategic opportunities the Board had investigated were unlikely to yield as much or more value to shareholders than the liquidation of OPTi's assets and the return to OPTi shareholders of the proceeds of such liquidation. Implementation of this plan will require the approval of the shareholders of the Company, which approval the Company intents to seek at its 2001 Annual Meeting of Shareholders. The Board anticipates that, as part of the liquidation, the Company will return to its shareholders cash plus the disposition of Tripath Technology Inc. shares, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company's business activities consist primarily of continued sales of our core lofic products for embedded designs and universal serial bus controller devices.

The consolidated financial statements of the Company as of September 30, 2001 and December 31, 2000, respectively, were prepared under generally accepted accounting policies for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment of the Company as well as possible adjustments of amounts related to other assets and liabilities of the Company including additional costs for severance.

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

Net revenues for the third quarter ended September 30, 2001 were $1,272,000, as compared to, net revenues of $2,415,000 for the quarter ended September 30, 2000. For the nine month periods ended September 30, 2001 and 2000, the Company reported net revenues of $5,044,000 and $21,093,000, respectively. Net revenues for the nine months ended September 30, 2000, included net license revenues of $13,311,000 resulting from a one-time non-exclusive licensing fee for certain OPTi patents. The decrease in net product sales for the three month and nine month periods ending September 30, 2001, as compared to the three month and nine month periods ending September 30, 2000, was due primarily to decreased sales of the Company's core logic chipsets used in various embedded designs and a slow down in the add-in marketplace for peripheral personal computer devices, such as the Company's USB controller chip.

Cost of product sales for the quarter ended September 30, 2001 decreased to $543,000 resulting in a gross margin of approximately 57.32%, as compared to cost of sales of $1,250,000, and a product gross margin of approximately 48.2% for the quarter ended September 30, 2000. Cost of sales for the first nine months of 2001 was $ 2,673,000, which resulted in a gross margin of approximately 47.0%, as compared with cost of sales of $4,946,000, and a gross margin of approximately 36.4%, for product sales for the nine months ended September 30, 2000. The Company's actual gross margin for the nine months ended September 30, 2000 was 76.6%, including the license revenue of $13.3 million, which had no associated cost of goods sold. The increase in product gross margin as a percentage of sales for the three-month and nine month periods ended September 30, 2001 as compared to the similar periods ended September 30, 2000 is primarily due to product mix, the sale of previously reserved obsolete core logic products, and a reduction in assembly and test costs that the Company was able to negotiate during the first quarter of 2001. Due to the continuing decline in product sales, the Company temporarily suspended its orders of inventory from semiconductor foundries during the third quarter of 2001. Additional orders to the foundries were placed later in the quarter. The decision on whether to continue placing orders will depend upon the level of demand for OPTi products and whether OPTi's shareholders adopt the plan of liquidation at the 2001 Annual Shareholders Meeting.

Research and development costs increased to $103,000 for the quarter ended September 30, 2001, as compared with $79,000 for the quarter ended September 30, 2000. For the first nine months of 2001 research and development costs were $489,000 as compared to $510,000 for the comparable period of 2000. The increase in research and development costs for the third quarter of 2001 as compared to the third quarter of 2000, was primarily due to outside contractor expenses for product development during the period. As of September 30, 2001, the Company had no research and development employees. In July 2001, the Company terminated its current products under development due to disappointing results from the initial product testing.

Selling, general, and administrative costs were $1,192,000 in the quarter ended September 30, 2001 as compared with $938,000 in the comparable period of 2000, and $2,829,000 for the first nine months of 2001 as compared to $6,162,000, for the first nine months of 2000. The increase in selling, general, and administrative costs for the three-month period ended September 30, 2001 as compared to the three-month period ending September 30, 2000 is primarily attributable to higher legal and accounting costs as the Company prepared for the plan of liquidation during the period. The decrease in selling, general and administrative expenses for the nine month period ended September 3, 2001 as compared to the nine month period ended September 30, 2000, is primarily due to approximately $3,000,000 resulting from additional costs incurred in settling the Crystal Semiconductor litigation.

Interest and other income, net was $572,000 and $743,000 for the quarters ended September 30, 2001 and 2000, respectively. Interest and other income, net for the nine month periods ended September 30, 2001 and 2000, was $1,456,000 and $1,765,000, respectively. The decrease in the three and nine month periods ended September 30, 2001 as compared to the three and nine month periods ended September 30, 2000 is primarily due to a lower average cash balance due to the payment of $7,000,000 during the second half of 2000 as settlement of the Crystal Semiconductor litigation and lower average interest rates in 2001 versus 2000.

The Company recorded no tax provision for the periods ending September 30, 2001 and 2000. For the nine month periods ended September 30, 2001 and 2000, the Company recorded a tax provision of approximately 2%. The Company's effective tax rate differed from the federal statutory rates during 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward, federal alternative minimum taxes and foreign taxes.

In July 2001 the Company terminated eight of its 15 employees due to both the decline of revenue and the termination of its currents products under development. The reduction in headcount did not affect OPTi's support of its customer base. As of September 30, 2001, the Company had seven employees.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $32,357,000 at September 30, 2001 from $58,126,000 at December 31, 2000. The decline in cash, cash equivalents and short-term investments of approximately $25.8 million from December 31, 2000 to September 30, 2001, primarily relates to the decrease in value of the Company's investment in Tripath Technologies. The investment in Tripath Technologies, net of accrued taxes, decreased by approximately $24.8 million during that period. Working capital as of September 30, 2001 decreased to $32,780,000 from $56,950,000 at December 31, 2000. This decrease also relates primarily to the decrease in the value of the Tripath Technologies investment. During the first nine months of 2001, operating activities generated approximately $0.7 million of cash. Cash generated from operating activities was primarily due to a $0.4 million reduction in accounts receivable, $1.0 million reduction in inventories and a $0.5 million of net income, partially offset by, a $0.9 million reduction in accounts payable and a $0.3 million reduction in other current liabilities. Investing activities used $0.9 million of cash during the first nine months of 2001. This use in cash was due to a net purchases of short term investments of $0.8 million and the purchase of $0.1 million of property and equipment. Financing activities for the first nine months of 2001 used $0.1 million due to the stock repurchase program announced by the Company in December 2000.

At September 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $32.4 million. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months if OPTi's shareholders vote to not liquidate and dissolve the Company at the 2001 Annual Shareholders Meeting.

Factors Affecting Earnings and Stock Price

Announcement of Board Approval of a Plan to Liquidate and Dissolve the Company

On September 11, 2001, OPTi announced that its Board had approved a plan for the complete liquidation and dissolution of OPTi, pending approval of the plan by its shareholders. It is possible that the announcement of the plan of liquidation could cause OPTi's existing customers to seek substitutes for OPTi products from other suppliers, thereby causing the continuing decline in OPTi product sales to accelerate. The announcement could also make it more difficult for OPTi to collect on accounts receivables.

In addition, the announcement could affect the trading volume and the price of OPTi stock as investors decide whether or not they wish to hold OPTi shares and receive the liquidating distributions OPTi expects to make if shareholders approve the plan to liquidate and dissolve OPTi.

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

Product Transitions and the Timing and Delivery of New Products

A substantial majority of the Company's net product sales is derived from its USB controller products. The market for USB controllers is characterized by frequent transitions in which this functionality can be and is incorporated into other semiconductor devices, such as core logic. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Credit Risks

Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 32% of the Company's receivables at September 30, 2001 were with these customers.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

         Interest Rate Sensitivity

         We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2001, all of our debt investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

         We maintain an investment in the common shares of Tripath Technology, Inc. This investment is not hedged and is subject to extreme volatility. Assuming a 75% adverse change in market price, this investment would decrease in value by approxiumately $0.9 million, based on this investment as of September 30, 2001. This estimate is not necessarily indicative of future performance, and actual results may differ materially.

                                    OPTi Inc.

Part II. Other Information


Item 1. Legal Proceedings.
        See note 9 of Notes to Condensed Consolidated Financial Statements on page 9 of this report.

Item 2. Changes in Securities.
        Not applicable and has been omitted.

Item 3. Defaults on Senior Securities.
        Not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Shareholders.
        Not applicable and has been omitted.

Item 5. Other Information

        2001 Annual Meeting the scheduled date for the 2001 Annual Meeting of
        -------------------
        Shareholders of OPTi Inc. has been tentatively moved to January 11, 2002, due to the review by the Securities and Exchange Commission of the preliminary proxy statement for the meeting. At the meeting OPTi shareholders will be asked to vote on a plan of complete liquidation and dissolution of the Company.


Item 6. Exhibits and Reports on Form 8-K.
        (a)   Exhibits:
              Amendment No.1 to lease between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivor Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, collectively as LANDLORD, and OPTi Inc., a California corporation, as TENANT.

        (b)   Reports on Form 8-K:
              Current Report on Form 8-K dated September 14, 2001 reporting Press Release dated September 11, 2001, OPTi Inc. Board approves plan of Liquidation.

              OPTi  Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              OPTi Inc.


         Date:  11/13/01             By:  \s\  Michael Mazzoni
                                          ---------------------
                                               Michael Mazzoni

                                     Signing on behalf of the Registrant and as
                                               Chief Financial Officer