Form 10-K
period 2001-12-31
OPTI INC
filed 2002-03-05
CIK 899297

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                        Commission File Number 0-21422

                               -----------------

                                   OPTi Inc.
            (Exact name of registrant as specified in this charter)

              CALIFORNIA                              77-0220697
    (State or other jurisdiction of                (I.R.S. Employer
     incorporated or organization)                Identification No.)

       880 Maude Avenue, Suite A
       Mountain View, California                         94043
(Address of principal executive office)               (Zip Code)

      Registrant's telephone number, including area code: (650) 625-8787

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 22, 2001, as reported on the Nasdaq Stock Market, was approximately $10,642,165. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock as of December 31, 2001 was 11,633,903

================================================================================

                                   OPTi Inc.

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 2001

                                     INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I

   Item 1.   Business..................................................................    3

   Item 2.   Properties................................................................   13

   Item 3.   Legal Proceedings.........................................................   14

   Item 4    Submission of Matters to a Vote of Security Holders.......................   14

PART II

   Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters......   15

   Item 6.   Selected Consolidated Financial Data......................................   16

   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................   17

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................   20

   Item 8.   Financial Statements and Supplementary Data...............................   20

   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................   20

PART III

   Item 10.  Directors and Executive Officers of the Registrant........................   21

   Item 11.  Executive Compensation....................................................   21

   Item 12.  Security Ownership of Certain Beneficial Owners and Management............   21

   Item 13.  Certain Relationships and Related Transactions............................   21

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   22

             Signatures................................................................   24

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

Introduction

   OPTi Inc. a California corporation ("OPTi" or the "Company"), founded in 1989, is an independent supplier of semiconductor products to the personal computer ("PC") and embedded marketplaces. During the third quarter of 2001, as OPTi considered its various strategic alternatives, including voluntary liquidation and dissolution, continuing declines in orders from our customers caused us to temporarily suspend our orders of inventory from semiconductor foundries. In light of increasing competitive conditions, declining demand on our products, the lack of new product development and declining revenue, the Company determined that OPTi's business operations would result in continuing losses and the erosion of shareholder value. On September 7, 2001, the Board of Directors approved a plan to voluntarily liquidate and dissolve the Company (the "Liquidation Plan"). Implementation of this plan would have required the approval of the shareholders of the Company. Throughout the fourth quarter of 2001, the Company prepared the proxy statement to allow its shareholders to vote on the Liquidation Plan. The Company also continued to review the status of its intellectual property position as the Liquidation Plan called for the Company's patents to be transferred to a liquidating trust. This would allow the trust to continue to pursue potential patent infringement claims following liquidation of the Company for the benefit of the Company's shareholders. Although the decline in customer orders has slowed since OPTi announced Board approval of the Liquidation Plan, the Company believes that many of the recent orders are close-out orders from customers in anticipation of OPTi's liquidation. The Company continues to place orders with foundries as necessary to meet ongoing demand.

   On January 3, 2002, the Company announced a postponement of the Liquidation Plan. The Company's Board determined that it would be prudent to postpone the liquidation plan to allow the Company more time to evaluate its intellectual property position, including the means by which it would pursue claims for the potential infringement of certain of its patents. The Board decision was not due to any change in the Company's business prospects.

   On February 15, 2002, the Company paid a cash dividend of $1.50 per share on each share of its common stock. The Board of Directors made the decision to pay a cash dividend based upon the Company's then existing excess cash position. The Company currently intends to retain any future earnings for use in the operation of its business. The Company also intends to proceed with a distribution to its shareholders of cash and shares of stock that the Company holds in Tripath Technology, Inc., a publicly traded company.

   While the Company continues to assess its intellectual property position, it also continues to carry on its existing business operations, including preparing and pursuing claims for the infringement of its patents. OPTi does not currently believe that its existing business plan will succeed in preserving shareholder value over the long-term and it does not currently have an alternative business plan that it believes is viable. The Company may determine whether it will proceed with the Liquidation Plan, and if so, what the final form of the Liquidation Plan will entail.

   The Company continues to ship its core logic products today, mainly into embedded designs which historically have a much longer product life cycle than the PC market. During 2001 the Company's net product revenue from core logic chipsets was approximately 36% of its revenue as compared to 68% and 56% for fiscal years 2000 and 1999, respectively. Peripheral products were 64%, 32% and 44% of the Company's net product revenue during 2001, 2000 and 1999, respectively.

   From inception through 1995, OPTi's principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi has continued to ship such products to customers. The Company has also been unable to introduce new products that can compete successfully in its changing markets as many of the functions of its semiconductor products have been integrated into chip sets manufactured by OPTi's larger competitors. From 1995 through 2001, the Company's annual net sales declined from $163.7 million to $7.6 million in 2001.

   In the face of declining sales of its existing semiconductor products, OPTi's Board and management considered a number of strategic alternatives. Initially, OPTi took steps to minimize operating costs and in 2000, the Company outsourced its research and development activities. The Company also shifted its intellectual property strategy to pursue licenses as a means of settling potential patent infringement claims against companies which may be using its patented technology without OPTi's permission. OPTi also looked for areas where it could develop or acquire technology for emerging markets in the electronics area, increase sales in existing global markets and strengthen its industry relationships. Since 1999, OPTi's Board and management also investigated various strategic opportunities and engaged in discussions regarding merger and asset sale transactions with potential business partners and an investment bank. However, although OPTi received a number of proposals and engaged in several discussions during that period, OPTi did not receive any definitive merger offers.

   Since December 31, 1999, OPTi has reduced its workforce from 45 to six employees. We began the second quarter of 2001 with 17 employees and continue to reduce our workforce due to the ongoing decline in demand for our products and our decision to cease marketing efforts related to a product development program that failed to meet its expectations.

Industry Background

   During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing have made PC's valuable and affordable tools for business and personal use.

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

   Like the PC market, the market for chipsets and USB products is seasonal. In general, chipsets and USB products experience higher sales in the second half of the calendar year than they experience in the first half of the year.

Strategy

   As the Company continues to appraise its intellectual property position and the Liquidation Plan, its ongoing business strategy incorporates the following elements:

  Pursue Infringement Claims for Proprietary Chipset Technologies

   One of the Company's strategies is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement.

  Address Both U.S. and Asia Markets

   A significant aspect of the Company's market strategy for its USB products, is to address both the U.S. market consisting of large PC OEMs and the Asian market consisting primarily of subcontractors for U.S. OEMs, motherboard manufacturers and add-in card manufacturers. The Company offers manufacturers in these markets low cost solutions designed for the needs of each market.

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

Sales and Marketing

   OPTi markets its products to PC suppliers, motherboard manufacturers, and add-on board manufacturers directly and through independent sales representatives. In North America, OPTi's sales organization operates from the Company's headquarters in Mountain View, California. OPTi also uses sales representatives located in other parts of the country. In Asia and Europe, the Company operates through independent sales representatives located in Korea, Taiwan, Japan and Germany.

   The Company's products are used by a wide variety of personal computer manufacturers, add in cards suppliers, embedded systems and motherboard manufacturers. The Company's sales to any single customer fluctuate significantly from period to period based on order rates and design cycles. Any individual customer may or may not continue purchasing products in any subsequent product release or generation. It has been the Company's experience that its major customers have changed from quarter to quarter and year to year, and the Company expects that these changes in its customer base will continue to occur based on the individual customer requirements and strategies. Sales to the Company's customers are typically made pursuant to specific purchase orders, which are cancelable without significant penalty.

   Sales to customers in Asia accounted for 73.9%, 55.4% and 82.2% of net product sales in the years ended December 31, 2001, 2000 and 1999, respectively. Sales to customers in Europe and other countries outside the U.S. and Asia accounted for 1.1%, 1.6% and 0.5% of net product sales in the years ended December 31, 2001, 2000 and 1999, respectively. During these three years, billings to almost all customers were made in U.S. dollars. Approximately 0%, 11% and 16% of net product sales were billed in Japanese yen in 2001, 2000 and 1999, respectively. With the sale of our Japanese subsidiary in June 2000, all sales in the foreseeable future will be billed in U.S. dollars.

   Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar (which would increase the sales price in local currencies of the Company's products in international markets or make it difficult for the Company to obtain price reductions from its foundries), delay in obtaining export licenses for certain technologies, tariffs and other barriers and restrictions.

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

   The Company's payment terms to its customers typically require payment 30 to 60 days after shipments of products, which is the industry standard. The Company sometimes obtains prepayment or letters of credit in support of sales to customers primarily located in Asia. International sales supported by letters of credit are normally paid in a period of time which is shorter than the payment period for sales for which no letter of credit is provided.

Customer Support and Service

   The Company believes that customer service and technical support are important competitive factors in the embedded and USB product markets. The Company provides technical support for customers from its headquarters in Mountain View, California. Sales representatives supplement the Company's efforts by providing additional customer service and technical support for OPTi Products.

Manufacturing

   The Company subcontracts its manufacturing to independent foundries which allows OPTi to avoid the significant fixed overhead, staffing and capital requirements associated with semiconductor fabrication facilities. As a result, the Company is able to focus its resources on marketing and sales.

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

   Due to the decline in product sales during 2001, the Company temporarily suspended its orders of inventory from semiconductor foundries during the third quarter. Additional orders to the foundries were placed later in the quarter. The decision on whether to continue placing orders will depend upon the level of demand for OPTi products and whether OPTi decides to proceed with its currently postponed plan of liquidation.

Research and Development

   In January 2000, the Company had a reduction in staff as it made the decision to terminate all internal design efforts on its newer products, such as the LCD product. As of February 22, 2002, the Company had no research and development employees. During 2001, 2000 and 1999, respectively, the Company spent approximately $0.5, $0.6 and $5.6 million on research and development. All research and development costs are expensed as incurred.

   During July 2001, management informed the Board that OPTi's primary research and development projects on alternative universal serial bus chips and combined chipsets had yielded disappointing results due to delays in getting finished product to the marketplace and, in the opinion of management, no longer justified the continuing expenditure of OPTi's resources. The Board directed management to cease the development and the related marketing efforts.

   At this time the Company is not engaged in any research and development activity.

Competition

   The market for the Company's products is intensely competitive. Important competitive factors in the Company's markets are price, performance, time-to-market, added features, technical support and cost.

   The Company's competitors in both the embedded core logic market and the USB market include a large number of companies, several of which have achieved a substantial market share. Certain of the Company's competitors in both of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In addition, the Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. The Company also could face competition from new companies that have recently or may in the future enter the markets in which the Company participates.

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

   The Company's other competitors in this marketplace include major international semiconductor companies and established chipset companies, including Acer Labs Inc., Silicon Integrated Systems, United Microelectronics Corporation and VIA, Inc. Certain of these companies, in addition to Intel, have substantially greater financial, technical, marketing and other resources than the Company and several have their own internal production capabilities. The Company must face the challenge of competing based on features and for the low end of the marketplace, based on price.

  Competition in USB Market

   The Company's main competitors in this marketplace, during fiscal year 2001, included CMD, Lucent Technologies and VIA, Inc. The Company believes that one or more of these competitors may have or may be in the process of exiting this marketplace. As in the core logic marketplace, certain of these companies have substantially greater financial, technical, marketing and other resources than the Company. The Company must continue to try and compete with these companies based on product features and price.

Intellectual Property

   The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty-two issued U.S. patents based on certain aspects of the Company's designs. The Company currently has five pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company's competitive position.

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

Backlog

   Because the Company's customers typically expect quick deliveries, the Company seeks to ship products within a few weeks of receipt of a purchase order. A customer may reschedule delivery of products on a purchase order or cancel the purchase order entirely without significant penalty. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's foundries, packaging houses, test houses, and other industry factors. In the past, the Company has experienced material order cancellations and deferrals, and expects that it will experience these issues in the future. As a result, the Company does not believe that backlog is a reliable indicator of future sales. At December 31, 2001, the Company's backlog scheduled for delivery within six months was approximately $0.5 million, all of which is expected to be filled during fiscal 2002 (subject to rescheduling or cancellations). This amount compares to a backlog of approximately $2.3 million as of December 31, 2000.

Factors Affecting Earnings and Stock Price

  Cash and Stock Dividend

   On February 15, 2002, the Company paid a cash dividend of $1.50 per share on each share of the Company's common stock. The Company also plans to distribute to its shareholders the shares of stock that the Company holds in Tripath Technology, Inc. in the near future. The Company expects that the trading price of its common stock will reflect these distributions.

  Plan of Liquidation and Dissolution

   On September 10, 2001, OPTi announced that its Board had approved a plan for the complete liquidation and dissolution of OPTi, pending approval of the plan by its shareholders. On January 3, 2002, OPTi announced a postponement of its plan of voluntary liquidation and dissolution to allow the Company more time to evaluate its intellectual property position, including the means by which it would pursue claims for the infringement of certain of its patents. The Company may decide in the near future to again pursue the voluntary liquidation and dissolution of OPTi.

   It is possible that the announcement of the plan of liquidation made in September 2001 caused OPTi's existing customers to seek substitutes for OPTi products from other suppliers, thereby causing the continuing decline in OPTi product sales to accelerate. The announcement could also make it more difficult for OPTi to collect on its accounts receivable balances.

   In addition, the announcements could affect the trading volume and the price of OPTi stock as investors decide whether or not they wish to hold OPTi shares and receive the liquidating distributions, when shareholders approve the plan to liquidate and dissolve OPTi.

Listing of OPTi Common Stock on Nasdaq

   As the trading price of our shares of common stock changes to reflect our February 2002 cash dividend and our planned distribution of the shares of stock that the Company holds in Tripath Technology, Inc. our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq's listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the Nasdaq National Market:

  . Our stockholders' equity must equal or exceed $10 million or our net tangible asset must equal or exceed $4 million; and

  .  The minimum daily per share bid price for our stock must equal or exceed
     $1.

   With respect to the minimum bid price requirement, as of February 22, 2002 following our cash dividend, the closing sale price for our shares was $1.30 per share. We expect that our distribution of Tripath shares will take place in the first half of 2002 and OPTi shareholders will receive approximately 0.17 shares of Tripath stock for each share of OPTi stock. The closing sale price of Tripath stock on February 22, 2002 was $1.72 per share. If we fail to meet Nasdaq's minimum bid price criterion for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

  Fluctuations in Operating Results

   The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sell existing products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, one or more of these factors may adversely effect the Company's operating results in any given period.

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

  Continued Sales of Current Products

   The Company's ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sell its existing products at current or increased volumes. The Company, after its decision to terminate all new product development will have no new product introductions for the foreseeable future. Any inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company's stock. Investors in the Company's securities must be willing to bear the risks of such fluctuations.

   Each of the product segments in which the Company offers products is intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products which the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

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

   During 2001 the Company had three customers that represented more than 10% of its sales for the year. The Company sold approximately $2.5 million of its USB products to Holystone Enterprises Limited, a Taiwan based company, representing approximately 32.7% of net sales for the period. The Company also sold approximately $1.1 million of embedded core logic and USB products to Max Components, a Hong Kong based company, representing approximately 14.7% of net sales during 2001. Also in fiscal 2001 the Company sold to OPTi Japan, its former subsidiary, approximately $0.9 million of embedded product representing approximately 11.8% of net sales. With the exception of sales to NCR and its subcontractors and Harbourview Assets Limited, a Taiwan based company, no other single customer represented more than 10% of sales in fiscal 2000. The Company sold approximately $2.4 million of its embedded core logic to NCR and its subcontractors, representing a combined 24% of net product sales for that period. Also in fiscal 2000 the Company sold to Harbourview Assets Limited approximately $1.1 million in USB products, representing 11% of net sales for that period. In 1999, the Company sold approximately $6.0 million of mobile core logic product to Compaq and its subcontractors, representing a combined 27% of net sales for that period. Also in fiscal 1999 the Company sold to Apple Computer and its subcontractors approximately $6.0 million in USB products, representing a combined 27% of net sales for that period.

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

  Credit Risks

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 30% of the Company's receivables at December 31, 2001 were with these customers.

  Dependence on Foundries and Manufacturing Capacity

   Almost all of the Company's products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design ("Custom Production"), whereby the Company receives a finished wafer from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company's reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the second half of 1999 and the first three quarters of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future.

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

  Dependence on Intellectual Property Position

   The success of the Company's current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company's success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance. However, such changes could have an adverse impact on the Company's ability to pursue infringement claims on its previously developed technology.

  Possible Volatility of Stock Price

   There can be no assurances as to the Company's operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Employees

   As of December 31, 2001, the Company had six full-time employees, including one marketing, sales, and support and five in finance, administration and operations. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company's ability to retain key employees is a critical factor to the Company's success.

Executive Officers of the Registrant

   The executive officers of the Company as of February 22, 2002 were as follows:

Name                     Age Position with the Company
----                     --- -------------------------
Bernard T. Marren....... 66  President and Chief Executive Officer, Chairman of the Board
Michael Mazzoni......... 39  Chief Financial Officer and Secretary

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

   Michael Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Prior to joining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Item 2.  Properties

   The Company is headquartered in Mountain View, California, where it leases administrative, sales and marketing, and distribution facilities in one location consisting of approximately, 1,800 square feet. The Company has two additional buildings in Milpitas, one approximating 26,719 square feet, that is sub-leased through the life of the lease, which expires October 2002. The other Milpitas facility is currently vacant and is leased through October 2002. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3.  Legal Proceedings

   The Company has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operation and cash flows.

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

   On July 7, 2000, Crystal Semiconductor and the Company signed a settlement agreement to be effective as of June 24, 2000. Under the terms of the agreement, OPTi was to pay Crystal Semiconductor $7,000,000 over a period of time ending October 15, 2000. Upon receipt of the final payment from OPTi to Crystal Semiconductor, Crystal and OPTi agreed to dismiss with prejudice all claims pending in the California State Court Action and to release each other from all claims that were brought or could have been brought in the action up to the date of the dismissal of that action.

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

   Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

   The following required information is filed as a part of this Report:

   On February 15, 2002, the Company paid a cash dividend of $1.50 per share on each share of its common stock. The Board of Directors made the decision to pay a cash dividend based upon the Company's then existing excess cash position. The Company currently intends to retain any future earnings for use in the operation of its business. The Company intends to re-evaluate its position regarding dissolution in the near future and may put forth a vote to its shareholders at a special meeting of shareholders.

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

                                                 Quarterly Period Ended
                                          ------------------------------------
                                          Dec. 31, Sept. 30, June 30, Mar. 31,
                                          -------- --------- -------- --------
  Common stock price per share:
  2001
     High................................  $3.08     $3.92    $3.87    $5.00
     Low.................................   2.72      2.75     2.92     3.00
  2000
     High................................  $6.31     $6.46    $5.50    $7.50
     Low.................................   3.69      3.75     3.75     4.50

   As of February 22, 2002, there were approximately 153 holders of record of the Company's common stock.

Item 6.  Selected Consolidated Financial Data

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                        2001     2000    1999     1998      1997
                                                       -------  ------- -------  -------  --------
                                                          (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales............................................. $ 7,566  $23,198 $22,257  $40,003  $ 67,842
Cost of sales.........................................   3,555    6,453  14,403   26,712    50,471
                                                       -------  ------- -------  -------  --------
Gross margin..........................................   4,011   16,745   7,854   13,291    17,371
Operating expenses....................................   4,776    7,578  16,776   20,623    27,836
                                                       -------  ------- -------  -------  --------
Operating income (loss)...............................    (765)   9,167  (8,922)  (7,332)  (10,465)
Other income (expenses):
   Gain on sale of Audio line.........................      --       --      --       --    12,391
   Interest income and other..........................   1,655    2,138   3,231    3,717     3,031
   Interest expense...................................      --       --    (261)    (312)     (473)
                                                       -------  ------- -------  -------  --------
Income (loss) before provision for income taxes.......     890   11,305  (5,952)  (3,927)    4,484
Provision for income taxes............................      12      261      59      285     9,872
                                                       -------  ------- -------  -------  --------
Net income (loss)..................................... $   878  $11,044 $(6,011) $(4,212) $ (5,388)
                                                       =======  ======= =======  =======  ========
Basic net income (loss) per share..................... $  0.08  $  0.95 $ (0.54) $ (0.35) $  (0.42)
                                                       =======  ======= =======  =======  ========
Shares used in computing basic per share amounts......  11,638   11,644  11,059   12,196    12,838
                                                       =======  ======= =======  =======  ========
Diluted net income (loss) per share................... $  0.08  $  0.95 $ (0.54) $ (0.35) $  (0.42)
                                                       =======  ======= =======  =======  ========
Shares used in computing diluted per share amounts....  11,639   11,653  11,059   12,196    12,838
                                                       =======  ======= =======  =======  ========
Consolidated Balance Sheet Data:
   Cash, cash equivalents, and short-term investments. $34,847  $58,126 $23,722  $60,903  $ 72,508
   Working capital....................................  35,461   56,950  19,682   55,791    75,360
   Total assets.......................................  36,961   61,272  28,232   81,575   111,615
   Long-term obligations, excluding current portion...      --       --     310    1,810     3,473
   Shareholders' equity...............................  35,793   57,466  21,182   69,285    92,723
   Cash dividends declared per common share........... $    --  $    -- $  4.00  $    --  $     --

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

   OPTi was founded in 1989 and is an independent supplier of semiconductor products to the personal computer market. During 2001, the Company shipped more than two million core logic and peripheral products (such as USB controllers and docking stations) to over 50 motherboard and add-on board manufacturers located primarily in Asia and the U.S.

Critical Accounting Policies

   We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  Revenue Recognition

   The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

  Bad Debt

   OPTi maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of OPTi's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Inventory

   OPTi writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Contingencies

   We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

  Valuation of Certain Marketable Equity Securities

   The Company currently classifies its investment securities as available-for-sale securities. Pursuant to SFAS No. 115 such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115 a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

   2001 Compared to 2000--Net sales for the year ended December 31, 2001 ("2001") decreased 67% to $7.6 million, compared to net sales of $23.2 million for the year ended December 31, 2000 ("2000"). This decrease in net sales was mainly attributable to a one-time fully paid license in the amount of $13.3 million that the Company received during 2000. Net product sales decreased 23% to $7.6 million as compared to net product sales of $9.9 million in 2000. This decrease in net products sales for 2001, was attributable to a decline in embedded core logic sales, offset in part, by an increase in USB controller sales.

   Gross margin for 2001 decreased to approximately 53% as compared to approximately 72% in 2000. This decrease in gross margin is attributable to the license revenue of $13.3 million in 2000, which had no associated cost of goods sold. Gross margin as a percent of net product sales in 2001 was approximately 53% as compared to 35% in 2000. This increase in gross margin as a percentage of net product sales during 2001, was attributable to the Company selling previously written down product during the year and lower costs of manufacturing that the Company was able to secure during 2001.

   Research and development ("R&D") expenses for 2001 decreased approximately 9% to $509,000, compared with $559,000 in 2000. This decrease in R&D expenses for 2001 was related to the Companies decision to terminate all future product development in July of 2001. In the future the Company may hire consultants to provide some R&D.

   Selling, general and administrative ("SG&A") expenses for 2001 were $4.3 million as compared to $7.0 million for 2000. This represented an approximate 39% decrease in SG&A expenses year over year. This decrease was primarily related to the reduction in costs and expenses in defending and settling the Crystal litigation of approximately $2.4 million, as well as decreased costs related to reduced headcount expenses and lower costs relating to reduced net sales.

   Net interest and other income for 2001 was $1.7 million as compared to $2.1 million in 2000. Interest and other income consists principally of interest income and has primarily decreased due to lower average interest rates in 2001 as compared to 2000, offset in part, by $0.2 million the Company received by selling its bankruptcy claim against TriTech Microelectronics of Singapore.

   The Company's effective tax rate was 1% for 2001 and 2% for 2000. The Company's effective tax rate differed from the federal statutory rate in 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward.

   2000 Compared to 1999--Net sales for the year ended December 31, 2000 increased 4% to $23.2 million, compared to net sales of $22.3 million for the year ended December 31, 1999 ("1999"). This increase in net sales was attributable to a one-time fully paid license in the amount of $13.3 million that the Company had during fiscal year 2000. Net product sales for the year ended December 31, 2000, decreased 56% to $9.9 million, compared to net product sales of $22.3 million for 1999. This decrease in net product sales for 2000, was attributable to the loss of the Companies two largest customers at the end of 1999, which combined accounted for approximately $12 million of net sales in 1999.

   Revenue from core logic products was approximately 68% of net product revenue for 2000 as compared to 56% in 1999. The remaining 32% of net product sales in 2000 was from peripheral products, USB controllers.

   Gross margin for 2000 increased to approximately 72% as compared to approximately 35% in 1999. This increase in gross margin is attributable to the license revenue of $13.3 million which had no associated cost of goods sold. Gross margin as a percent of net product sales in 2000 was approximately 35% which would be comparable to the 35% of net product gross margin in 1999.

   Research and development expenses for 2000 decreased approximately 90% to $559,000, compared with $5.6 million in 1999. This decrease in R&D expenses for 2000 was related to the Companies decision to terminate all but one R&D person in January 2000.

   Selling, general and administrative expenses for 2000 were $7.0 million as compared to $11.2 million for 1999. This represented an approximate 37% decrease in SG&A expenses year over year. This decrease was primarily related to a reduction in costs and expenses in defending the Crystal litigation and to decreased costs related to reduced headcount expenses and costs relating to reduced net sales.

   Net interest and other income for 2000 was $2.1 million as compared to $3.0 million in 1999. Interest and other income consists primarily of interest income and has decreased primarily due to lower average cash balance throughout the year following the Company's payment of cash dividends in November 1999.

   The Company's effective tax rate was 2% for 2000 and 1% of 1999. The Company's effective tax rate differed from the federal statutory rate in 2000 primarily due to the utilization of prior year tax losses carried forward and 1999 due primarily to federal alternative minimum taxes and the limitations controlling the timing for recognition of deferred tax assets established by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" which will prevent a tax benefit for potential operating losses.

   Liquidity and Capital Resources--The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2001, the Company provided cash from operations of approximately $0.9 million primarily due to a decrease in inventory of $1.0 million and net income for the year of $0.9 million, offset in part, by a decrease in accounts payable of $0.8 million. In 2000, the Company provided cash from operations of approximately $7.4 million primarily due to net income for the year of $11.0 million, offset in part, by a reduction in accrued expenses of $4.0 million as the Company made a payment to Crystal as settlement of the patent litigation.

   The Company's investing activities provided cash of approximately $9.6 million during 2001. The cash provided in investing activities was primarily attributable to the net maturity of $9.7 million in short term investments. In 2000, investing activities used cash of approximately $19.1 million during 2000. The cash used in investing activities was primarily related to the net purchase of $18.6 million in short-term investments.

   In 2001, financing activities of the Company used approximately $0.1 million in cash relating to the repurchase of common stock. In 2000, financing activities provided the Company approximately $0.2 million relating to the exercise of stock options.

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

   As of December 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of approximately $34.8 million and working capital of approximately $35.5 million. After the cash distribution paid by the Company in February 2002 of $17.5 million, and the proposed distribution of Tripath Technology stock, valued at $3.4 million at December 31, 2001, the Company believes that the remaining sources of liquidity will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Tripath Technology

   Tripath Technology, Inc. ("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment is reflected in the Company's December 31, 2001 balance sheet under short term investments at a value of approximately $3.4 million. Tripath to date has a limited operating history as it began to ship products in 1998 and many of their products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2001, Tripath had an accumulated deficit of approximately $138 million. They incurred net losses of approximately $27 million in 2001, $41 million in 2000 and $32 million in 1999. They expect to continue to incur net losses and these losses may be substantial.

  Interest Rate Sensitivity

   We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2001, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

   The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-16 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Proposal No. 1 Election of Directors".

Item 11.  Executive Compensation

   The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Executive Compensation and Other Information".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Proposal No. 1 Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationship and Related Transactions

   The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions".

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

      The following financial statements are filed as part of this Report:

                                                                                  Page
                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors................................ F-1
Consolidated Balance Sheets, December 31, 2001 and 2000.......................... F-2
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....................................................................... F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31,
  2001, 2000 and 1999............................................................ F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................................................................... F-5
Notes to Consolidated Financial Statements....................................... F-6

   (a)(2) Financial Statement Schedules

Schedule                                                              Page
Number   Description                                                 Number
-------- -----------                                                 ------
   II    Valuation and Qualifying Accounts..........................  S-1

      All other schedules not applicable.

   (a)(3) Exhibits Listing

Exhibit
Number  Description
------  -----------
  3.1   Registrant's Articles of Incorporation, as amended. (1)
  3.2   Registrant's Bylaws. (1)
 10.1   1993 Stock Option Plan, as amended. (1)
 10.2   1993 Director Stock Option Plan. (1)
 10.3   1993 Employee Stock Purchase Plan. (1)
 10.4   Form of Indemnification Agreement between Registrant and its officers and directors. (1)
 10.6   OPTi Inc. 1993 Bonus Plan. (1)
 10.10  Promissary Note between OPTi Inc. and Sumitomo Bank of California, dated
        November 14, 1994. (2)
 10.11  Credit Agreement dated as of November 14, 1994 by and among OPTi Inc., certain banks therein named and Sumitomo Bank of California, as Agent. (2)
 10.14  Foundry Venture Investment Agreement between the Registrant and United
        Microelectronics Coporation dated September 13, 1995. (3)
 10.15  Foundry Capacity Agreement by and between the Registrant, FabVen and United
        Microelectronics Corporation dated September 13, 1995. (3)
 10.16  Lease between the Registrant and John Arrillaga and Richard T. Peery as separate property trusts, dated April 26, 1995. (3)
 10.17  OPTi Inc. 1995 Nonstatutory Stock Option Plan. (3)
 10.18  1996 Employee Stock Purchase Plan. (4)
 10.19  1995 Employee Stock Option Plan, as amended. (5)
 10.20  Patent license agreement between Intel Corporation and OPTi Inc. (6)
 10.21  Lease agreement between FVC.com Inc. and OPTi Inc. (6)
 10.22  Lease between the Registrant and John Arrillaga and Richard T. Peery as separate property trusts, dated October 5, 2000. (7)

           Exhibit
           Number  Description
           ------  -----------
            21.1   Subsidiaries of Registrant
            23.1   Consent of Ernst & Young LLP, Independent Auditors
            24.1   Power of Attorney (see page 24, signature page).

--------
(1) Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.
(3) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.
(4) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(6) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.
(7) Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, of OPTi Inc.

   (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 2001.

   (c) Exhibits.  See Item 14 (a)(3) above.

   (d) Financial Statements Schedules.  See Item 14 (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, State of California on the day of March 4, 2002.

                                          OPTi Inc.

                                                  /S/  BERNARD MARREN
                                          By: _______________________________
                                                       Bernard Marren
                                                  Chief Executive Officer
                                                 and Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bernard Marren and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signatures                    Title                    Date
          ----------                    -----                    ----

     /s/  BERNARD MARREN  President and Chief Executive      March 4, 2002
     --------------------   Officer and Chairman of the
          Bernard Marren    Board (Principal executive
                            officer)

     /s/  MICHAEL MAZZONI Chief Financial Officer (Principal March 4, 2002
     --------------------   Financial and Accounting
          Michael Mazzoni   Officer)

     /s/  STEPHEN DUKKER  Director                           March 4, 2002
     --------------------
          Stephen Dukker

       /s/  KAPIL NANDA   Director                           March 4, 2002
     --------------------
          Kapil K. Nanda

     /s/  WILLIAM WELLING Director                           March 4, 2002
     --------------------
          William Welling

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
OPTi Inc.

   We have audited the accompanying consolidated balance sheets of OPTi Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

San Jose, California
February 15, 2002

                                   OPTi Inc.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                    December 31,
                                                                 -----------------
                                                                  2001      2000
                                                                 -------  --------
                          ASSETS
Current assets:
   Cash and cash equivalents.................................... $22,564  $ 12,146
   Short-term investments.......................................  12,283    45,980
   Accounts receivable, net of allowance for doubtful
     accounts of $50 in 2001 and $200 in 2000...................   1,091     1,131
   Inventories..................................................     189     1,140
   Prepaid expenses and other current assets....................     502       359
                                                                 -------  --------
       Total current assets.....................................  36,629    60,756
Property and equipment:
   Machinery and equipment......................................     185    10,359
   Furniture and fixtures.......................................      54       819
                                                                 -------  --------
                                                                     239    11,178
   Accumulated depreciation.....................................    (194)  (11,021)
                                                                 -------  --------
                                                                      45       157
Other assets....................................................     287       359
                                                                 -------  --------
       Total assets............................................. $36,961  $ 61,272
                                                                 =======  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilites:
   Accounts payable............................................. $   136  $    900
   Accrued expenses.............................................     652     1,013
   Accrued employee compensation................................     315       309
   Deferred tax liability.......................................      65     1,584
                                                                 -------  --------
       Total current liabilities................................   1,168     3,806

Commitments and contingences

Shareholders' equity:
   Preferred stock, no par value:
       Authorized shares--5,000,000
       No shares issued or outstanding..........................      --        --
   Common stock, no par value:
       Authorized shares--50,000,000
       Issued and outstanding shares--11,633,903 in 2001,
         and 11,655,303 in 2000.................................  22,567    22,646
Accumulated other comprehensive Income..........................   2,616    25,088
Retained earnings...............................................  10,610     9,732
                                                                 -------  --------
   Total shareholders' equity...................................  35,793    57,466
                                                                 -------  --------
   Total liabilities and shareholders' equity................... $36,961  $ 61,272
                                                                 =======  ========

                            See accompanying notes.

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Year Ended December 31,
                                                       ------------------------
                                                        2001     2000    1999
                                                       -------  ------- -------
Sales:
   Product sales...................................... $ 7,566  $ 9,887 $22,257
   Licence sales......................................      --   13,311      --
                                                       -------  ------- -------
Net sales.............................................   7,566   23,198  22,257
Costs and expenses:
   Cost of product sales..............................   3,555    6,453  14,403
   Research and development...........................     509      559   5,611
   Selling, general and administrative................   4,267    7,019  11,165
                                                       -------  ------- -------
Total costs and expenses..............................   8,331   14,031  31,179
                                                       -------  ------- -------
Operating income (loss)...............................    (765)   9,167  (8,922)
Interest income and other.............................   1,655    2,138   3,231
Interest expense......................................      --       --    (261)
                                                       -------  ------- -------
Income (loss) before provision for income taxes.......     890   11,305  (5,952)
Provision for income taxes............................      12      261      59
                                                       -------  ------- -------
Net income (loss)..................................... $   878  $11,044 $(6,011)
                                                       =======  ======= =======
Basic net income (loss) per share..................... $  0.08  $  0.95 $ (0.54)
                                                       =======  ======= =======
Shares used in computing basic per share amounts......  11,638   11,644  11,059
                                                       =======  ======= =======
Diluted net income (loss) per share................... $  0.08  $  0.95 $ (0.54)
                                                       =======  ======= =======
Shares used in computing diluted per share amounts....  11,639   11,653  11,059
                                                       =======  ======= =======


                            See accompanying notes.

                                   OPTi Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                             Common Stock       Accumulated                Total
                                         --------------------  Comprehensive Retained  Shareholders'
                                           Shares     Amount      Income     Earnings     Equity
                                         ----------  --------  ------------- --------  -------------
Balance at December 31, 1998............ 10,810,549  $ 39,397    $     --    $ 29,888    $ 69,285
   Sale of common stock.................    810,421     4,392          --          --       4,392
   Cash dividend........................         --   (21,295)         --     (25,189)    (46,484)
   Net loss and comprehensive loss......         --        --          --      (6,011)     (6,011)
                                         ----------  --------    --------    --------    --------
Balance at December 31, 1999............ 11,620,970    22,494          --      (1,312)     21,182
   Net income...........................         --        --          --      11,044      11,044
   Unrealized gain on marketable
     securities.........................         --        --      25,088          --      25,088
                                                                                         --------
   Comprehensive income.................                                                   36,132
   Sale of common stock.................     34,333       152          --          --         152
                                         ----------  --------    --------    --------    --------
Balance at December 31, 2000............ 11,655,303    22,646      25,088       9,732      57,466
   Net income...........................         --        --          --         878         878
   Unrealized loss on marketable
     securities.........................         --        --     (22,472)         --     (22,472)
                                                                                         --------
   Comprehensive loss...................                                                  (21,594)
   Repurchase of common stock...........    (21,400)      (79)         --          --         (79)
                                         ----------  --------    --------    --------    --------
Balance at December 31, 2001............ 11,633,903  $ 22,567    $  2,616    $ 10,610    $ 35,793
                                         ==========  ========    ========    ========    ========



                            See accompanying notes

                                   OPTi Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                Year Ended December 31,
                                                             ----------------------------
                                                               2001      2000      1999
                                                             --------  --------  --------
Operating activities
Net income (loss)........................................... $    878  $ 11,044  $ (6,011)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization............................      212       465     3,717
   Loss on sale of OPTi Japan...............................       --       (50)       --
   Changes in operating assets and liabilities:
       Accounts receivable..................................       40       (61)    1,773
       Inventories..........................................      951      (919)      894
       Prepaid expenses and other assets....................      (71)      672       (14)
       Accounts payable.....................................     (764)      488    (4,790)
       Accrued expenses.....................................     (361)   (4,021)    3,442
       Accrued employee compensation........................        6      (203)     (540)
                                                             --------  --------  --------
Net cash provided by (used in) operating activities.........      891     7,415    (1,529)

Investing activities
Purchases of property and equipment.........................     (115)      (44)     (248)
Sale of Property and equipment..............................       15        41     1,545
Sale of Investment in UICC foundry..........................       --        --     8,495
Cash disposed of on sale of OPTi Japan, net of proceeds.....       --      (557)       --
Purchase of short term investments..........................  (36,871)  (50,127)  (36,150)
Maturity of short term investments..........................   46,577    31,544    40,400
                                                             --------  --------  --------
Net cash provided by (used in) investing activities.........    9,606   (19,143)   14,042

Financing activities
Proceeds from sale of common stock..........................       --       152     4,392
Repurchase of common stock..................................      (79)       --        --
Cash dividend...............................................       --        --   (46,484)
Principal payments on capital lease obligations.............       --        --    (3,352)
                                                             --------  --------  --------
Net cash provided by (used in) financing activites..........      (79)      152   (45,444)
Net increase (decrease) in cash and cash equivalents........   10,418   (11,576)  (32,931)
Cash and cash equivalents at beginning of year..............   12,146    23,722    56,653
                                                             --------  --------  --------
Cash and cash equivalents at end of year.................... $ 22,564  $ 12,146  $ 23,722
                                                             ========  ========  ========

Supplemental cash flow information
Cash paid for interest...................................... $     --  $     --  $    261
Cash paid for income taxes.................................. $     51  $    148  $     --

                            See accompanying notes.

                                   OPTi Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

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

   Liquidation of the Company On September 7, 2001, the Board of directors approved a plan to liquidate and dissolve the Company. Implementation of this plan would have required the approval of the shareholders of the Company. The Board anticipated that, as part of the liquidation, the Company would distribute to its shareholders cash, Tripath Technology Inc. shares, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company's business activities consist primarily of continued sales of its universal serial bus controller devices and core logic products for embedded designs. On January 3, 2002, the Company announced the postponement of its plan. Refer to Note 13, for further details.

   The consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment as well as possible adjustments of amounts related to other assets and liabilities of the Company including additional costs for severance.

Note 2--Summary of Significant Accounting Policies

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

   Short-Term Investments The Company invests its excess cash in high quality, auction rate preferred securities with reset dates every sixty days. In addition, the Company has an equity investment in Tripath Technology, Inc., a publicly traded company. At December 31, 2001, all short-term investments are designated as available for sale. Interest and dividends on cash investments are included in interest income. There were no realized gains or losses on the Company's investments during 2001. Unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive income.

   Taxes on Earnings Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

   Inventories Inventories, comprised of finished goods and work in process, are stated at the lower of cost (using the first-in, first-out method) or market. The market value is based upon estimated net realizable value.

                                   OPTi Inc.

   Property and Equipment Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

   Revenue Recognition The Company records sales upon transfer of title, which typically is upon shipment and provides an allowance for the estimated return of product. The Company adopted Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements", effective January 1, 2000.

   Accounting for Employee Stock Options The Company accounts for employee stock options in accordance with APB Opinion No. 25 and has adopted the "disclosure only" alternative described in SFAS 123.

   Comprehensive Income (Loss) Comprehensive income (loss) includes net earnings as well as other comprehensive income (loss). The Company's other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities recorded net of tax.

   Reclassifications Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

   Recent Pronouncements In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

   The adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company's results of operations or financial position as the Company does not currently have any goodwill or other intangible assets.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting of discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for fiscal year 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations or financial position.

Note 3--Inventories

   A summary of inventories follows (in thousands):

                                                                2001  2000
                                                                ---- ------
    Finished Goods............................................. $123 $  871
    Work in Process............................................   66    269
                                                                ---- ------
       Total Inventory......................................... $189 $1,140
                                                                ==== ======

                                   OPTi Inc.

Note 4--Cash Equivalents and Marketable Securities

   The following is a summary of available for sale securities as of December 31, 2001 and 2000:

                                           2001                           2000
                              ------------------------------ ------------------------------
                                          Gross    Estimated             Gross    Estimated
                              Amortized Unrealized   Fair    Amortized Unrealized   Fair
                                Cost      Gains      Value     Cost      Gains      Value
                              --------- ---------- --------- --------- ---------- ---------
Money Market Funds...........  $22,564        --    $22,564   $ 1,870        --    $ 1,870
Certificates of Deposit......  $    --        --    $    --   $10,276        --    $10,276
Commercial Paper.............  $    --        --    $    --   $10,338        --    $10,338
U.S. Government Bonds and
  Notes......................  $ 8,877        --    $ 8,877   $ 8,245        --    $ 8,245
Investment in Tripath
  Technology.................  $   725    $2,681    $ 3,406   $   725   $26,672    $27,397
                               -------    ------    -------   -------   -------    -------
                               $32,166    $2,681    $34,847   $31,454   $26,672    $58,126
                               =======    ======    =======   =======   =======    =======
Reported as:
Cash and cash equivalents....  $22,564        --    $22,564   $12,146        --    $12,146
Short-term investments.......  $ 9,602    $2,681    $12,283   $19,308   $26,672    $45,980
                               -------    ------    -------   -------   -------    -------
                               $32,166    $2,681    $34,847   $31,454   $26,672    $58,126
                               =======    ======    =======   =======   =======    =======

   At December 31, 2001 and 2000, net unrealized gains on marketable securities have been included in the Company's Shareholders' Equity, less the associated deferred tax liability of $65,000 and $1,584,000, respectively.

   All available for sale securities held by the Company as of December 31, 2001 and 2000 had a maturity date of one year or less.

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

Stock Option Plans

   Pro forma information regarding net income (loss) and net income (loss) per share is required as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

                                   OPTi Inc.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                    2001       2000       1999
                                                  ---------  ---------  ---------
Expected Life.................................... 4.8 years  4.8 years  4.8 years
Expected volatility..............................      0.58       0.88       0.95
Risk Free Interest Rate..........................      4.50%      6.28%      6.00%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                      2001   2000    1999
                                                      ----- ------- -------
    Pro forma net income (loss)...................... $ 758 $10,821 $(6,415)
    Pro forma basic net income (loss) per share...... $0.07 $  0.93 $ (0.58)
    Pro forma diluted net income (loss) per share.... $0.07 $  0.93 $ (0.58)

   The weighted average fair value of options granted under all employee stock option plans was $2.86 and $5.82 for the years ending 2000 and 1999, respectively. No options were granted to employees during fiscal year 2001.

  1993 Stock Option Plan

   The Company's 1993 Stock Option Plan (the "1993 Plan"), which was adopted in February 1993, provides for the granting of 8,066,478 incentive stock options to employees or for the granting of nonstatutory stock options to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant.

   The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

                                                    Outstanding Weighted Avg.
                                                      Shares    Exercise Price
                                                    ----------- --------------
  Outstanding at December 31, 1998.................   362,814       $5.20
     Granted.......................................    45,000       $5.94
     Exercised.....................................  (245,877)      $5.32
     Canceled......................................        --       $  --
                                                     --------
  Outstanding at December 31, 1999.................   161,937       $5.15
     Granted.......................................        --       $  --
     Exercised.....................................   (10,000)      $5.32
     Canceled......................................   (51,937)      $6.13
                                                     --------
  Outstanding at December 31, 2000.................   100,000       $4.63
     Granted.......................................        --       $  --
     Exercised.....................................        --       $  --
     Canceled......................................        --       $  --
                                                     --------
  Outstanding at December 31, 2001.................   100,000       $4.63
                                                     ========

                                   OPTi Inc.

   Approximately 100,000, 100,000 and 162,000 options outstanding were exercisable as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price for the exercisable shares as of December 31, 2001, was $4.63.

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

   The activity under the 1995 Plan is as follows:

                                                    Outstanding Weighted Avg.
                                                      Shares    Exercise Price
                                                    ----------- --------------
  Outstanding at December 31, 1998.................   813,768       $5.06
     Granted.......................................    45,500       $5.69
     Exercised.....................................  (542,933)      $5.04
     Canceled......................................  (266,522)      $5.19
                                                     --------
  Outstanding at December 31, 1999.................    49,813       $5.15
     Granted.......................................   180,000       $3.76
     Exercised.....................................   (24,333)      $4.05
     Canceled......................................   (98,480)      $4.38
                                                     --------
  Outstanding at December 31, 2000.................   107,000       $3.76
     Granted.......................................        --       $  --
     Exercised.....................................        --       $  --
     Canceled......................................   (71,000)      $3.77
                                                     --------
  Outstanding at December 31, 2001.................    36,000       $3.75
                                                     ========

   Approximately 36,000, 58,500 and 50,000 options outstanding were exercisable as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price for the exercisable shares as of December 31, 2001, was $3.75.

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

                                   OPTi Inc.

   The activity under the 1993 Director Plan is as follows:

                                                    Outstanding Weighted Avg.
                                                      Shares    Exercise Price
                                                    ----------- --------------
  Outstanding at December 31, 1998.................    55,999       $5.64
     Granted.......................................        --       $  --
     Exercised.....................................   (21,333)      $3.44
     Canceled......................................        --       $  --
                                                      -------
  Outstanding at December 31, 1999.................    34,666       $6.99
     Granted.......................................        --       $  --
     Exercised.....................................        --       $  --
     Canceled......................................        --       $  --
                                                      -------
  Outstanding at December 31, 2000.................    34,666       $6.99
     Granted.......................................        --       $  --
     Exercised.....................................        --       $  --
     Canceled......................................        --       $  --
                                                      -------
  Outstanding at December 31, 2001.................    34,666       $6.99
                                                      =======

   Approximately 35,000 options outstanding were exercisable as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price for the exercisable shares as of December 31, 2001, was $6.99.

Stock Options Outstanding and Stock Options Exercisable:

   The following table summarizes information about all options outstanding at December 31, 2001:

                       Options Outstanding              Options Exercisable
            ----------------------------------------- ------------------------
  Range of            Weighted Average    Weighted                 Weighted
  Exercise   Number   Contractual Life    Average      Number      Average
   Prices   of Shares    (in years)    Exercise Price of Shares Exercise Price
 ---------- --------- ---------------- -------------- --------- --------------
      $3.75   36,000        8.53           $3.75        36,000      $3.75
      $4.63  100,000        6.97           $4.63       100,000      $4.63
 $5.31-7.50   34,666        4.65           $6.99        34,666      $6.99

  1993 Employee Stock Purchase Plan

   In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. No shares were issued under this plan in 2001, 2000 and 1999, respectively. As of December 31, 2001, 149,399 shares had been issued under the Purchase Plan.

  1996 Employee Stock Purchase Plan

   In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of

                                   OPTi Inc.

250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. No shares were issued under this plan in 2001, 2000 and 1999, respectively. As of December 31, 2001, 249,998 shares had been issued under the Purchase Plan.

  Warrants

   The Company issued a warrant to Creative Technology Ltd in November 1997 as part of the asset purchase agreement entered into between the companies. The warrant allows Creative Technology to purchase 200,000 shares of common stock at the purchase price of $10.00 per share. The warrant expires on November 25, 2002.

  Common Stock Reserved

   At December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

     1993 Employee Stock Purchase Plan..........................       601
     1996 Employee Stock Purchase Plan..........................         2
     1993 Directors Stock Option Plan...........................    65,334
     Common Stock Warrants......................................   200,000
     1993 Stock Option Plan (including the Evergreen Plan)......   734,210
     1995 Stock Option Plan..................................... 1,457,275
                                                                 ---------
        Totals.................................................. 2,457,422
                                                                 =========

Note 6--Commitments

   The Company leases its facilities under noncancelable operating leases. At December 31, 2001, future minimum commitments related to these leases are as follows (in thousands):

        2002....................................................... $644
        2003.......................................................   69
                                                                    ----
           Total................................................... $713
                                                                    ====

   The Company exercised it early termination option on one of its buildings in October 2001, with a buyout payment of $150,000, and the lease on that building will now terminate as of October 2002. The Company has vacated the facility and expensed the remaining lease obligation during fiscal year 2001. By exercising the option the Company reduced its rent commitment by $251,000, $1,514,000, $1,558,000 and $1,603,000 for the years 2002 through 2005, respectively.

   The Company entered into an agreement to sub-lease a facility in 1996 that will reduce its commitment above by approximately $357,000 for 2002. This sub-lease is for a facility that the Company has never occupied.

   Rent expense for operating leases amounted to $527,000, $431,000 and $421,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                   OPTi Inc.

Note 7--Concentrations

  Tripath Technology

   Tripath Technology, Inc. ("Tripath"), an investment held by the Company, became publicly traded in August 2000. This investment is reflected in the Company's December 31, 2001 balance sheet under short term investments at a value of approximately $3.4 million. Tripath to date has a limited operating history as it began to ship products in 1998 and many of their products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2001, Tripath had an accumulated deficit of approximately $138 million. They incurred net losses of approximately $27 million in 2001, $41 million in 2000 and $32 million in 1999. They expect to continue to incur net losses and these losses may be substantial.

  Credit Risks and Major Customers

   The Company primarily sells to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. During 2001 the Company had three customers that represented more than 10% of its sales for the year. The Company sold approximately $2.5 million of its USB products to Holystone Enterprises Limited, a Taiwan based company, representing approximately 32.7% of net sales for the period. The Company also sold approximately $1.1 million of embedded core logic and USB products to Max Components, a Hong Kong based company, representing approximately 14.7% of net sales during 2001. Also in fiscal 2001 the Company sold to OPTi Japan, its former subsidiary, approximately $0.9 million of embedded product representing approximately 11.8% of net sales. With the exception of sales to NCR and its subcontractors and Harbourview Assets Limited, a Taiwan based company, no other single customer represented more than 10% of sales in fiscal 2000. The Company sold approximately $2.4 million of its embedded core logic to NCR and its subcontractors, representing a combined 24% of net product sales for that period. Also in fiscal 2000 the Company sold to Harbourview Assets Limited approximately $1.1 million in USB products, representing 11% of net sales for that period. In 1999, the Company sold approximately $6.0 million of mobile core logic product to Compaq and its subcontractors, representing a combined 27% of net sales for that period. Also in fiscal 1999 the Company sold to Apple Computer and its subcontractors approximately $6.0 million in USB products, representing a combined 27% of net sales for that period. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net sales in the foreseeable future, although the Company's customers in any one period will continue to change.

   Many of the Company's customers, particularly the motherboard manufacturers in Taiwan and our representative in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 30% of the Company's receivables at December 31, 2001 were with these customers.

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

                                   OPTi Inc.

subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a particular product.

  Products

   The Company's product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company's revenues. During 2002, the Company will be highly dependent on continued revenue contributions from its USB controller products. Any significant shortfall in sales for the Company's current products will have a material adverse effect upon the Company's financials.

Note 8--Geographic Segments

   Net product sales by the geographic location of the Company's customers, based on shipped to location, are summarized by geographic areas as follows (in thousands):

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2001    2000    1999
                                                     ------  ------  -------
   Taiwan........................................... $2,539  $2,055  $ 7,908
   Japan............................................  1,916   2,065    3,610
   USA..............................................  1,887   4,251    3,850
   Singapore........................................      8     315    6,710
   Hong Kong........................................  1,109   1,032       --
   Other Far East...................................     22       8       68
   Europe/Other.....................................     85     161      111
                                                     ------  ------  -------
      Total Export Sales............................ $7,566  $9,887  $22,257
                                                     ======  ======  =======

Note 9--Taxes

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                          2001 2000 1999
                                                          ---- ---- ----
        Federal:
           Current....................................... $12  $181 $--
           Deferred......................................  --    --  --
                                                          ---  ---- ---
                                                           12   181  --
        State:
           Current.......................................  --    30  --
           Deferred......................................  --    --  --
                                                          ---  ---- ---
                                                           --    30  --
        Foreign:
           Current.......................................  --    50  59
           Deferred......................................  --    --  --
                                                          ---  ---- ---
                                                           --    50  59
                                                          ---  ---- ---
               Total..................................... $12  $261 $59
                                                          ===  ==== ===

                                   OPTi Inc.

   A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

                                                       2001    2000     1999
                                                       -----  -------  -------
Income taxes computed at the federal statutory rate... $ 311  $ 3,957  $(2,104)
Net operating losses not benefited....................    --       --    2,104
Benefit of net operating income.......................  (311)  (3,957)      --
Alternative minimum taxes.............................    12      211       --
Foreign taxes.........................................    --       50       59
                                                       -----  -------  -------
                                                       $  12  $   261  $    59
                                                       =====  =======  =======

   The components of deferred taxes consist of the following (in thousands):

                                                         2001      2000
                                                       --------  --------
     Deferred tax assets:
        Inventory reserve............................. $    250  $    656
        Credit carryforwards..........................    4,738     4,733
        Depreciation and amortization.................    1,128     1,300
        Accounts receivable reserve...................       20        80
        Reserve for sales return......................       10        20
        Net operating losses..........................    6,950     6,467
        Other individually immaterial items...........      213       117
                                                       --------  --------
            Total deferred tax assets.................   13,309    13,373
            Valuation allowance.......................  (13,309)   (4,288)
                                                       --------  --------
                                                             --     9,085
                                                       --------  --------
     Deferred tax liabilities:
     Unrealized gain on investment....................      (65)  (10,669)
                                                       --------  --------
     Net deferred tax liability....................... $    (65) $ (1,584)
                                                       ========  ========

   At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $19.3 million and $4.1 million, respectively, expiring in the years 2003 through 2019. At December 31, 2001, the Company had tax credit carryovers of approximately $2.6 million and $2.1 million for federal and state purposes, expiring in the years 2007 through 2018. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $1.1 million that will not expire.

   The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased $9.0 million and decreased $15.2 million during 2001 and 2000, respectively.

                                   OPTi Inc.

Note 10--Employee Benefit Plan

   Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2001 and 2000, the amount of the Company contribution to the 401K plan was approximately $50,000 and $61,000, respectively. Administrative costs of the plan are immaterial.

Note 11--Contingencies

   The Company has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operation and cash flows.

Note 12--Sale of OPTi KK Japan

   Effective June 23, 2000 the Company sold the assets and liabilities of OPTi KK, its wholly owned Japanese subsidiary, in exchange for a note due from the purchaser amounting to $645,000, which was fully paid as of December 31, 2001. The sale resulted in a net loss of approximately $50,000 which was recorded in the second quarter of fiscal 2000.

Note 13--Subsequent Events

   On January 3, 2002, the Company announced a postponement of its voluntary liquidation and dissolution. The Company also announced that it would proceed with a distribution to its shareholders of cash and shares of stock that the Company holds in Tripath Technology.

   The Company's Board determined that it would be prudent to postpone the liquidation plan to allow the Company more time to evaluate its intellectual property position, including the means by which it would pursue claims for the potential infringement of certain of its patents. The Board decision was not due to any change in the Company's business prospects.

   On January 25, 2002, the Company announced that its Board of Directors had declared a cash dividend of $1.50 per share on each share of the Company's common stock. A total dividend of approximately $17.5 million was paid on February 15, 2002.

                                   OPTi Inc.

Note 14--Quarterly Financial Data (unaudited)

                                      Fiscal Year 2001                    Fiscal Year 2000
                             ----------------------------------- -----------------------------------
                             December September  June     March  December September  June     March
-                            -------- --------- -------  ------- -------- --------- -------  -------
                                        (Amounts in thousands, except for per share data)
Net sales................... $ 2,522   $ 1,272  $ 1,655  $ 2,117 $ 2,105   $ 2,415  $ 3,324  $15,354
Cost of sales...............     882       543      956    1,174   1,507     1,250    2,303    1,393
Operating expenses..........   1,458     1,295    1,086      937     906     1,017    4,026    1,629
Operating income (loss).....     182      (566)    (387)       6    (308)      148   (3,005)  12,332
Net income (loss)........... $   381   $     6  $    47  $   444 $    65   $   891  $(2,487) $12,576
Basic net and diluted income
  (loss) per share.......... $  0.03   $  0.00  $  0.00  $  0.04 $  0.01   $  0.08  $ (0.21) $  1.08
Shares used in computing
  basic per share amount....  11,634    11,634   11,634   11,647  11,655    11,646   11,646   11,628
Shares used in computing
  dilutive per share
  amounts...................  11,634    11,634   11,634   11,654  11,695    11,670   11,646   11,644

                                   OPTi Inc.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                  Additions
                                                   Charged
                                         Balance  to Costs              Balance
                                        Beginning    and               at End of
                                        of Period Expenses  Deductions  Period
                                        --------- --------- ---------- ---------
Year ended December 31, 1999
   Allowance for doubtful accounts.....   $800      $ 50       $699(1)   $151
Year ended December 31, 2000
   Allowance for doubtful accounts.....   $151      $127       $ 78(1)   $200
Year ended December 31, 2001
   Allowance for doubtful accounts.....   $200      $  0       $150(2)   $ 50

--------
(1) Represents specific write-off of accounts.
(2) Represents a reduction in the reserve.