Form 10-Q
period 2002-03-31
OPTI INC
filed 2002-05-14
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from January 1, 2002 to March 31, 2002

Commission File Number 0-21422

OPTi Inc.
(Exact name of registrant as specified in this charter)

California	77-0220697
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

880 Maude Avenue, Suite A, Mountain View, California	94043
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (650) 625-8787

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2002 was 11,633,903

OPTi, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(000’s omitted, except per share data)
Net Sales	$1,029	$2,117
Costs and expenses:
Cost of sales	554	1,174
Research and development	—	101
Selling, general, and administrative	689	836

Total costs and expenses	1,243	2,111

Operating income (loss)	(214)	6
Interest and other income, net	85	448

Income (loss) before income tax provision	(129)	454
Income tax provision	—	10

Net income (loss)	$(129)	$444

Basic net income (loss) per share	$(0.01)	$0.04

Diluted net income (loss) per share	$(0.01)	$0.04

Shares used in computing basic per share amounts	11,634	11,647

Shares used in computing diluted per share amounts	11,634	11,654

Dividend per share	$1.50	$—

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	Unaudited
	(000’s omitted)
ASSETS
Current assets
Cash and cash equivalents	$14,332	$22,564
Short-term investments	3,347	12,283
Accounts receivable, net	182	1,091
Inventories	258	189
Other current assets	799	502

Total current assets	18,918	36,629
Property and equipment, net	35	45
Other assets	287	287

Total assets	$19,240	$36,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88	$136
Accrued expenses	607	652
Accrued employee compensation	326	315
Deferred tax liability	65	65

Total current liabilities	1,086	1,168
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—5,000 No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000 Issued and outstanding shares—11,634 in 2002 11,634 in 2001	15,597	22,567
Accumulated other comprehensive income	2,557	2,616
Retained earnings	—	10,610

Total shareholders’ equity	18,154	35,793

Total liabilities and shareholders’ equity	$19,240	$36,961

*	The balance sheet of December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

OPTi Inc.

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2002	2001
	(000’s omitted)
Operating Activities:
Net income (loss)	$(129)	$444
Adjustments:
Depreciation	10	44
Changes in assets and liabilities:
Accounts receivable	909	131
Inventories	(69)	443
Other assets	(297)	242
Accounts payable	(48)	(920)
Accrued expenses	(45)	(279)
Accrued employee compensation	11	6

Net cash provided by operating activities	342	111
Investing Activites:
Purchase of property and equipment	—	(67)
Purchase of short-term investments	—	(18,936)
Maturity of short-term investments	8,877	18,583

Net cash provided by (used in) investing activities	8,877	(420)

Financing Activities:
Cash dividend	(17,451)	—
Repurchase of common stock	—	(79)

Net cash used in financing activities	(17,451)	(79)

Net decrease in cash and cash equivalents	(8,232)	(388)
Cash and cash equivalents beginning of period	22,564	12,146

Cash and cash equivalents end of period	$14,332	$11,758

See accompanying notes.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.    Basis of presentation

The information at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, are unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

Liquidation of the Company    On September 7, 2001, the Board of directors approved a plan to liquidate and dissolve the Company. Implementation of this plan would haverequired the approval of the shareholders of the Company. The Board anticipated that, as part of the liquidation, the Company would distribute to its shareholders cash, Tripath Technology Inc. shares, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company business activities consist primarily of continued sales of its universal serial bus controller device and core logic products for embedded designs.

On January 3, 2002, the Company announced the postponement of its voluntary liquidation and dissolution. The Company’s Board determined that it would be prudent to postpone the liquidation plan to allow the Company more time to evaluate its intellectual property position, including the means by which it would pursue claims for the potential infringement of certain ot it patents. The Board decision was not due to any change in the Company’s business prospects.

The consolidated financial statements of the Company as of March 31, 2002 and December 31, 2001, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilties which may be affected should the shareholders approve a plan of liquidation of the Company’s assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment as well as possible adjustments of amounts related to other assets and and liabilities of the Company including additional costs for severance.

2.    Net income per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months ended March 31,
	2002	2001
Net income (loss)	$(129)	$444

Weighted average number of common shares outstanding	11,634	11,647

Basic net income (loss) per share	$(0.01)	$0.04

Weighted average number of common shares outstanding	11,634	11,647
Effect of dilutive securities:
Employee stock options	—	7

Denominator for diluted net income (loss) per share	11,634	11,654

Diluted net income (loss) per share	$(0.01)	$0.04

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Short-Term Investments

The following is a summary of available for sale securities as of March 31, 2002 and December 31, 2001:

	March 31, 2002			December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$14,332	—	$14,332	$22,564	—	$22,564
U.S. Government Bonds and Notes	—	—	—	8,877	—	8,877
Investment in Tripath
Technology, Inc.	725	2,622	3,347	725	2,681	3,406

	$15,057	2,622	$17,679	$32,166	2,681	$34,847

Reported as:
Cash and cash Equivalents	$14,332	—	$14,332	$22,564	—	$22,564
Short-term Investments	725	2,622	3,347	9,602	2,681	12,283

	$15,057	2,622	$17,679	$32,166	2,681	$34,847

At March 31, 2002 and December 31, 2001, net unrealized gains on marketable securities have been included in the Company’s Shareholders’ Equity, less the associated deferred tax liability of $65,000 and $65,000, respectively.

4.    Inventories

Inventories consist of finished goods and work in process (in thousands):

	March 31, 2002	December 31, 2001
Finished Goods	$139	$123
Work in process	119	66

	$258	$189

5.    Segment Information

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of the Company’s product based on customer location were as follows (in thousands):

	Three months ended March 31,
	2002	2001
Taiwan	$475	$974
Hong Kong	288	197
Japan	73	262
Other Far East	39	6
United States	152	639
Europe/Other	2	39

Total Net Sales	$1,029	$2,117

6.    Concentrations

Tripath Technology, Inc.

Tripath Technology, Inc. (“Tripath”), an investment held by the Company, became publicly traded in August 2000. This investment, with a cost of $0.7 million, is reflected in the Company’s March 31, 2002 balance sheet under short term investments at a fair market value of $3.3 million. Tripath to date has a limited operating history as it began to ship products in 1998 and many of its products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2001, Tripath has an accumulated deficit of approximately $138 million. It incurred net losses of approximately $27 million in 2001, $41 million in 2000 and $32 million in 1999. It expects to continue to incur net losses in the future and these losses may be substantial.

Major Customers and Credit Risks

The Company primarily sells to PC, motherboard and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. With the exception of sales to NCR and its subcontractors, Holystone Enterprises, a Taiwan based company and Max Components, a Hong Kong based company, no other single customer represented more than 10% of sales for the first quarter of 2002. In the first quarter of 2002, the Company sold to Holystone Enterprises $475,000 in USB controllers, representing approximately 46% of net sales for the period. Also in the first quarter of 2002, the Company sold $288,000 of its USB controller to Max Components, representing an approximate 28% of net sales for that period.

Many of the Company’s customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 54% of the Company’s receivables at March 31, 2002 were with these customers.

Suppliers

The Company’s reliance on independent foundries, packaging houses and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times during the first three quarters of 2000, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it will experience other production shortfalls or difficulties in the future. Because the Company’s purchase orders with its outside foundries are non-

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancelable by OPTi, the Company is subject to inventory surpluses and has in the past experienced write-downs of inventories due to an unexpected reduction in demand for a certain product.

Products

The Company’s product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company’s revenue. During 2002, the Company will be highly dependant on continued revenue contributions from its USB controller product. Any significant shortfall in sales for the Company’s current volume products or problems with the successful transition to next generation products will have a material adverse effect upon the Company’s financials.

7.    Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net Income (loss)	$(129)	$444
Other comprehensive income (loss)	(59)	13,590

Comprehensive income (loss)	$(188)	$14,034

Other comprehensive income (loss) includes unrealized gains (losses) on marketable securities net of taxes.

8.    Contingencies

The Company has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operation and cash flows.

9.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10.    Taxes

The Company recorded no tax provision for the quarter ended March 31, 2002. The Company recorded a tax provision of approximately 2% for the quarters ended March 31, 2001 relating primarily to the federal alternative minimum tax.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indications arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The requirement of SFAS 142 became effective January 1, 2002, however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142.

The adoption of SFAS 141 and SFAS 142 did not have a material impact on the Company’s results of operations or financial position as the Company does not currently have any goodwill or other intangible assets.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting of discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 became effective January 1, 2002. The adoption of SFAS 144 had no material impact on the Company’s results of operations or financial position.

12.    Subsequent Events

On April 10, 2002, the Company announced that its Board of Directors had declared a distribution of its holdings of shares of common stock in Tripath Technology, Inc. (Nasdaq NM: TRPH) to its shareholders. OPTi will distribute a dividend of 0.1666 shares of Tripath Stock on each share of the Company’s common stock. The record date for the dividend is April 24, 2002 and the dividend distribution date will be May 30, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company’s ability to obtain or maintain design wins, market conditions generally and in the electronics and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

OPTi was founded in 1989 and is an independent supplier of semiconductor products to the personal computer market. During 2001, the Company shipped more than two million core logic and peripheral products (such as USB controllers) to over 50 motherboard and add-on card manufacturers located primarily in Asia and the U.S.

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

The Company’s current strategy is to continue to market and sell its existing USB and core logic products and to pursue licensing of our technology. The Company currently has no research and development employees and has discontinued all development efforts. As of March 31, 2002, the Company had six employees in the sales, marketing and administrative areas. The Company is still placing new orders with our outside wafer fabs for our USB and core logic products. As of March 31, 2002, the Company had a backlog of approximately $2.4 million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Bad Debt

OPTi maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of OPTi’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

OPTi writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These assumptions take into consideration current backlog. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Contingencies

We are subject to proceedings, lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

2002 Compared to 2001—Net revenues for the first quarter ended March 31, 2002 were $1,029,000, as compared to net revenues of $2,117,000 for the quarter ended March 31, 2001. The decrease in net revenue for the three month period ending March 31, 2002, as compared to the three month period ending March 31, 2001, was due to decreased sales of the Company’s USB controller chip and core logic chipsets used in various embedded designs. The decrease in USB controller chips for the three months ended March 31, 2002, was primarily the result of the lead time of wafers extending during the first quarter of 2002 due to Chinese New Years at our wafer fab.

Cost of product sales for the quarter ended March 31, 2002 decreased to $554,000 resulting in a gross margin of approximately 46.2%, as compared to cost of sales of $1,174,000, and a product gross margin of approximately 44.5% for the quarter ended March 31, 2001. The increase in gross margin as a percentage of sales for the three-month period ended March 31, 2002 as compared to the similar period ended March 31, 2001 is primarily due to product mix and a reduction in assembly and test costs.

The Company had no research and development costs for the quarter ended March 31, 2002, as compared with $101,000 for the quarter ended March 31, 2001. In July 2001, the Company had a reduction in staff as it made the decision to terminate design efforts on its existing projects. As of March 31, 2002, the Company had no research and development employees.

Selling, general, and administrative costs were $689,000 in the quarter ended March 31, 2002 as compared with $836,000 in the comparable period of 2001. The decrease in selling, general, and administrative costs for the three-month period ended March 31, 2002 as compared to the three-month period ending March 31, 2001 is primarily attributable to lower headcount related expenses resulting from our July 2001 reduction in staff and lower costs relating to the decline in revenue.

Interest and other income, net was $85,000 and $448,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in the first quarter of 2002 as compared to the first quarter of 2001 is primarily due to a lower average cash balance, due to the payment of $17,451,000 during the quarter as a cash dividend, and lower interest rates.

The Company’s recorded no tax provision during the quarter ended March 31, 2002. The Company recorded a tax provision of 2% in the quarter ended March 31, 2001 relating primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $17,679,000 at March 31, 2002 from $34,847,000 at December 31, 2001. The decline in cash, cash equivalents and short-term investments of approximately $17.2 million from December 31, 2001 to March 31, 2002, primarily relates to the cash distribution that the Company made on February 15, 2002, of $17.5 million. Working capital as of March 31, 2002 decreased to $17,832,000 from $35,461,000 at December 31, 2001, this decrease also relates primarily to the cash dividend. During the first three months of 2002, operating activities generated $0.3 million of cash. Cash generated from operating activities was primarily due to a $909,000 reduction in accounts receivable, partially offset by, a $297,000 increase in other assets, a $129,000 net loss, a $69,000 increase in inventory and a $48,000 reduction in accounts payable. Investing activities provided $8.9 million of cash during the the first quarter of 2002. The cash provided by investing activities was due to the maturity of short-term investment in government bonds. Financing activities for the first three months of 2002 used $17.5 million due to the cash dividend paid by the Company on February 15, 2002.

At March 31, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $17.7 million and working capital of approximately $17.8 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Factors Affecting Earnings and Stock Price

Cash and Stock Dividend

On February 15, 2002, the Company paid a cash dividend of $1.50 per share on each share of the Company’s common stock. The Company also plans to distribute to its shareholders the shares of stock that the Company holds in Tripath Technology, Inc. on May 30, 2002. The Nasdaq National Market has set April 22, 2002 as the ex-dividend date for this distribution. The Company expects that the trading price of its common stock will reflect these distributions.

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

It is possible that the announcement of the plan of liquidation made in September, 2001 caused OPTi’s existing customers to seek substitutes for OPTi products from other suppliers, thereby causing the continuing decline in OPTi product sales to accelerate. The announcement could also make it more difficult for OPTi to collect on accounts receivables. As of March 31, 2002, the Company had not experienced either a decline in demand or difficulty in cash collection.

In addition, the announcements could affect the trading volume and the price of OPTi stock as investors decide whether or not they wish to hold OPTi shares and receive the liquidating distributions OPTi expects to make if and when the Company proceeds with the plan to liquidate and dissolve OPTi.

Listing of OPTi Common Stock on Nasdaq

As the trading price of our shares of common stock changes to reflect our February 2002 cash dividend and our scheduled distribution of the shares of stock that the Company holds in Tripath Technology, Inc. our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq’s listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the Nasdaq National Market:

•	Our stockholders’ equity must equal or exceed $10 million or our net tangible asset must equal or exceed $4 million; and

•	The minimum daily per share bid price for our stock must equal or exceed $1.

With respect to the minimum bid price requirement the ex-dividend date for our cash dividend of $1.50 per share was February 19, 2002 and Nasdaq has set April 22, 2002 as the ex-dividend date for our distribution of Tripath shares. As of May 9, 2002, the closing sale price for our shares was $1.51 per share. We expect that the distribution date of the Tripath shares will be May 30, 2002 and OPTi shareholders will receive approximately 0.17 shares of Tripath stock per share of OPTi stock. The closing sale price of Tripath stock on May 9, 2002 was $1.88 per share. If we fail to meet Nasdaq’s minimum bid price criterion for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from other suppliers, price competition, ongoing rapid price declines, changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, the Company’s operating results in any given period may be adversely affected by one or more of these factors.

Price Competition

The market for the Company’s products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level or that further substantial reduction in prices will not result in lower profitability or losses.

Changes in Customer Demand

The Company currently places non-cancelable orders to purchase products from independent foundries, while its customers generally place purchase orders with a significantly shorter lead time which may be canceled without significant penalty. In the past, the Company has experienced order cancellations and deferrals and expects that it will experience cancellations in the future from time to time. Any such order cancellations, deferrals, or a shortfall in a receipt of orders, as compared to order levels expected by the Company, could have a significant adverse effect on the Company’s operating results in any given period.

Product Transitions and the Cessation of New Product Development

A substantial majority of the Company’s net product sales is derived from its USB controller products. The market for USB controllers is characterized by frequent transitions in which this functionality can be and is incorporated into other semiconductor devices, such as core logic. As a result of the Company’s decision to cease new product development and focus our efforts on the pursuit of licenses and patent infringement claims based upon our existing patented technology, our net product sales can be expected to decline as the USB controller market shifts to new technology created by our competitors.

Continued Sales of Current Products

The Company’s ability to maintain or increase its sales levels and profitability depends directly on its ability to continue to sale its existing products at current volumes.

Any inability to continue sales at the current level could have an immediate and very significant adverse effect on the trading price of the Company’s stock. Investors in the Company’s securities must be willing to bear the risks of such fluctuations.

Each of the product segments in which the Company offers new products are intensely competitive and the Company must compete with entrenched competitors who have established greater product breadth and distribution channels. The introduction of new products by our competitors can result in a greater than expected decline and demand for existing products and create an imbalance between products ordered by customers and products which the Company has in inventory. This imbalance can result in surplus or obsolete inventory, leading to write-offs or other unanticipated costs or disruptions.

Customer Concentration

The Company primarily sells product to PC, motherboard, and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net product sales in the foreseeable future, although the Company’s customers in any one period will continue to change.

However, there can be no assurance that any of these customers or any of the Company’s other customers will continue to utilize the Company’s products at current levels, if it all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. During 1999 and 1998 both Compaq and its subcontractors and Apple and its subcontractors were significant customers. At this time the Company is not shipping any products to either Compaq and its subcontractors or Apple and its subcontractors. The loss of any major customer or any reduction in orders by any such customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has no long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed or delayed with limited or no penalties. The replacement of cancelled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company’s business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company’s customers or their customers could have a material effect on the Company’s business, financial condition and results of operation.

Credit Risks

Many of the Company’s customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 54% of the Company’s receivables at March 31, 2002 were with these customers.

Dependence on Foundries and Manufacturing Capacity

Almost all of the Company’s products are manufactured by outside foundries pursuant to designs provided by the Company. In most instances, the Company provides foundries with a custom-tooled design (“Custom Production”), whereby the Company receives a finished die from the foundry which it sends to a third party for cutting and packaging. This process subjects the Company to the risk of low production yields as the die moves through the production and packaging process. The Company’s reliance on independent foundries, packaging houses, and test houses involves several risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. At times in the past, the Company was unable to meet the demand for certain of its products due to limited foundry capacity and the Company expects that it may experience other production shortfalls or difficulties in the future.

Because the Company’s purchase orders with its outside foundries are non-cancelable by OPTi, the Company is subject to risks of, and has in the past experienced, excess or obsolete inventory due to an unexpected reduction in demand for a particular product. The manufacture of its products is a complex process and the Company may experience short-term difficulties in obtaining timely deliveries, which could affect the Company’s ability to meet customer demand for its products. Should any of its major suppliers be unable or unwilling to continue to manufacture the Company’s key products in required volumes, the Company would have to identify and qualify acceptable additional foundries. This qualification process could take up to six months or longer. No assurances can be given that any additional sources of supply could be in a position to satisfy any of the Company’s requirements on a timely basis. The semiconductor industry experiences cycles of under-capacity and over-capacity which have resulted in temporary shortages of products in high demand. Any such delivery problems in the future could materially and adversely affect the Company’s operating results.

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

Dependence on Intellectual Property position

The success of the Company’s current strategy of licensing its core logic technology and pursuing patent infringement claims can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law and in advance, however such changes could have an adverse impact on the Company’s ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Subsequent Events

On May 9, 2002, the Company announced that it has filed a complaint against National Semiconductor Corporation (“National Semiconductor”), in the Northern District of California, for infringement of two U.S. patents. The Company believes that National Semiconductor has been and is infringing U.S. patent No. 5,944,807, entitled “Compact ISA-Bus Interface” and U.S. patent No. 6,098,141, entitled “Compact ISA-Bus Interface” by making, selling, and offering for sale products based on and incorporating the Low Pin Count Interface Specification in various of its products. The Company has requested a jury trial in regards to all issues on this matter.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Tripath Technology

Tripath Technology, Inc. (“Tripath”), an investment held by the Company, became publicly traded in August 2000. This investment is reflected in the Company’s March 31, 2002 balance sheet under short term investments at a value of approximately $3.3 million. Tripath to date has a limited operating history as it began to ship products in 1998 and many of their products have only recently been introduced. Tripath also has a history of losses. As of December 31, 2001, Tripath had an accumulated deficit of approximately $138 million. They incurred net losses of approximately $27 million in 2001, $41 million in 2000, and $32 million in 1999. They expect to continue to incur net losses and these net losses may be substantial.

On April 10, 2002, the Company announced that its Board of Directors had declared a distribution of its holdings of shares of common stock in Tripath Technology, Inc. (Nasdaq NM: TRPH) to its shareholders. OPTi will distribute a dividend of 0.1666 shares of Tripath Stock on each share of the Company’s common stock. The record date for the dividend is April 24, 2002 and the dividend distribution date will be May 30, 2002.

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2002, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OPTi Inc.

Part II.    Other Information

Item 1.     Legal Proceedings.

Not applicable.

Item 2.     Changes in Securities.

Not applicable and has been omitted.

Item 3.     Defaults on Senior Securities.

Not applicable and has been omitted.

Item 4.     Submission of Matters to a Vote of Shareholders.

Not applicable and has been omitted.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits:

None

(b)  Reports on Form 8-K:

Current report dated January 28, 2002 reporting Press release dated January 25, 2002, OPTi Declares Cash Dividend.

Current report dated March 13, 2002 reporting Board action dated February 26, 2002, Change in Fiscal Year.

OPTi Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTI INC.

By:	/s/ MICHAEL MAZZONI
Michael Mazzoni Signing on behalf of the Registrant and as Chief Financial Officer

Date:  5/14/02