Form 10-Q
period 2002-06-30
OPTI INC
filed 2002-08-14
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from:

Commission File Number 0-21422

OPTi INC.
(Exact name of registrant as specified in this charter)

California (State or other jurisdiction of incorporated or organization)	77-0220697 (I.R.S. Employer Identification No.)

880 Maude Avenue, Suite A, Mountain View, California (Address of principal executive office)	94043 (Zip Code)

Registrant’s telephone number, including area code (650) 625-8787

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of June 30, 2002 was 11,633,903

OPTi, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(000's omitted, except per share data)
Net Sales	$1,835	$1,655
Costs and expenses:
Cost of sales	1,098	956
Research and development	—	285
Selling, general, and administrative	633	801

Total costs and expenses	1,731	2,042

Operating income (loss)	104	(387)
Interest and other income, net	1,601	436

Income before income tax provision	1,705	49
Income tax provision	—	2

Net income	$1,705	$47

Basic net income per share	$0.15	$0.00

Diluted net income per share	$0.15	$0.00

Asset dividend per share	$0.19	—

Shares used in computing basic per share amounts	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002
	Unaudited	Unaudited
	(000's omitted)
ASSETS
Current assets
Cash and cash equivalents	$14,434	$14,332
Short-term investments	56	3,347
Accounts receivable, net	392	182
Inventories	375	258
Other current assets	351	799

Total current assets	15,608	18,918
Property and equipment, net	25	35
Other assets	287	287

Total assets	$15,920	$19,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$100	$88
Accrued expenses	346	607
Accrued employee expenses	385	326
Deferred tax liability	—	65

Total current liabilities	831	1,086
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares—11,634 at June 30, 2002 and March 31, 2002	15,053	15,597
Accumulated other comprehensive income	36	2,557
Retained earnings	—	—

Total shareholders’ equity	15,089	18,154

Total liabilities and shareholders’ equity	$15,920	$19,240

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended June 30,
	2002	2001
	(000's omitted)
Operating Activities:
Net income	$1,705	$47
Adjustments:
Depreciation	10	44
Gain on Tripath Technology distribution	(1,544)	—
Changes in assets and liabilities:
Accounts receivable	(210)	693
Inventories	(117)	311
Other assets	448	(138)
Accounts payable	12	(135)
Accrued expenses	(261)	(175)
Accrued employee expenses	59	—

Net cash provided by operating activities	102	647
Investing Activites:
Purchase of property and equipment	—	(34)
Purchase of short-term investments	—	(382)

Net cash used in investing activities	—	(416)

Net increase in cash and cash equivalents	102	231
Cash and cash equivalents beginning of period	14,332	11,758

Cash and cash equivalents end of period	$14,434	$11,989

See accompanying notes.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1.    Basis of presentation

The information at June 30, 2002 and for the three month periods ended June 30, 2002 and 2001, are unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

Liquidation of the Company.    On September 7, 2001, the Board of directors approved a plan to liquidate and dissolve the Company. Implementation of this plan would have required the approval of the shareholders of the Company. The Board anticipated that, as part of the liquidation, the Company would distribute to its shareholders cash, Tripath Technology Inc. shares, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company business activities consist primarily of continued sales of its universal serial bus controller device and core logic products for embedded designs.

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

The consolidated financial statements of the Company as of June 30, 2002 and December 31, 2001, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilties which may be affected should the shareholders approve a plan of liquidation of the Company’s assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment as well as possible adjustments of amounts related to other assets and and liabilities of the Company including additional costs for severance.

2.    Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months ended June 30,
	2002	2001
Net income	$1,705	$47

Weighted average number of common shares outstanding	11,634	11,634

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income per share	$0.15	$0.00

Weighted average number of common shares outstanding	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted net income per share	11,634	11,634

Diluted net income per share	$0.15	$0.00

3.    Short-Term Investments

The following is a summary of available to sale securities as of of June 30, 2002 and March 31, 2002:

	June 30, 2002			March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$14,434	—	$14,434	$14,332	—	$14,332
Investment in Tripath Technology, Inc.	20	36	56	725	2,622	3,347

	$14,454	36	$14,490	$15,057	$2,622	$17,679

Reported as:
Cash and cash Equivalents	$14,434	—	$14,434	$14,332		14,332
Short-term Investments	20	36	56	725	2,622	3,347

	$14,454	36	$14,490	$15,057	$2,622	$17,679

At June 30, 2002 and March 31, 2002, net unrealized gains on marketable securities have been included in the Company’s Shareholders’ Equity, less the associated deferred tax liability of $0 and $65,000, repectively.

4.    Inventories

Inventories consist of finished goods and work in process (in thousands):
	June 30, 2002	March 31, 2002
Finished Goods	$73	$139
Work in process	302	119

	$375	$258

5.    Segment Information

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of the Company’s product based on customer location were as follows (in thousands):

	Three months ended June 30,
	2002	2001
Taiwan	$958	$472
Hong Kong	411	218
Japan	108	255
Other Far East	41	—
United States	310	683
Europe Other	7	27

Total Net Sales	$1,835	$1,655

6.    Concentrations

Major Customers and Credit Risks

The Company primarily sells to PC, motherboard and add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. With the exception of sales to Holystone Enterprises, a Taiwan based company and Max Components, a Hong Kong based company no other single customer represented more than 10% of sales for the first quarter of fiscal 2003. In the first quarter of fiscal 2003, the Company sold to Holystone Enterprises $958,000 in USB controllers, representing approximately 52% of net sales for the period. Also in the first quarter of fiscal 2003, the Company sold $411,000 of its USB controller to Max Components, representing an approximate 22% of net sales for that period.

Many of the Company’s customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 69% of the Company’s receivables at June 30, 2002 were with these customers.

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

Products

The Company’s product life cycles are typically very short and ramp into volume production very quickly. At any point in time, the Company may rely on a limited number of products for a significant share of the Company’s revenue. During fiscal 2003, the Company will be highly dependant on continued revenue contributions from its USB controller product. Any significant shortfall in sales for the Company’s current volume products will have a material adverse effect upon the Company’s financials.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,
	2002	2001
Net Income	$1,705	$47
Other comprehensive income (loss)	(2,521)	2,281

Comprehensive income (loss)	$(816)	$2,328

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

10.    Taxes

The Company recorded no tax provision for the quarter ended June 30, 2002. The Company recorded a tax provision of approximately 4% for the quarter ended June 30, 2001 relating primarily to the federal alternative minimum tax.

11.    Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting of discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

12.    Distribution of Tripath Shares

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 10, 2002, the Company’s Board of Directors declared a distribution of its holdings of shares of common stock in Tripath Technology, Inc. (Nasdaq NM: TRPH) to its shareholders. OPTi distributed a dividend of 0.1666 shares of Tripath Stock on each share of the Company’s common stock. The record date for the dividend was April 24, 2002 and the dividend distribution date was May 30, 2002. The total value of the dividend was approximately $2.2 million.

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

Fiscal 2003 Compared to Fiscal 2002—Net revenues for the first quarter ended June 30, 2002 were $1,835,000, as compared to net revenues of $1,655,000 for the quarter ended June 30, 2001. The increase in net revenue for the three month period ending June 30, 2002, as compared to the three month period ending June 20, 2001, was due to increased sales of the Companys USB controller chip. This increase in USB controller chips was primarily due to the inability to meet customer demand for the quarter ending March 31, 2002, that the company shipped in the June 30, 2002 quarter. The Company was unable to meet customer demand in the March quarter due to an increase in lead time of wafers due to Chinese New Years at our wafer fab.

Cost of product sales for the quarter ended June 30, 2002 increased to $1,098,000 resulting in a gross margin of approximately 40.2%, as compared to cost of sales of $ 956,000, and a product gross margin of approximately 42.2% for the quarter ended June 30, 2001. The decrease in gross margin as a percentage of sales for the three-month period ended June 30, 2002 as compared to the similar period ended June 30, 2001 is primarily due to product mix.

The Company had no research and development costs for the quarter ended June 30, 2002, as compared with $285,000 for the quarter ended June 30, 2001. In July 2001, the Company had a reduction in staff as it made the decision to terminate design efforts on its existing projects. As of June 30, 2002, the Company had no research and development employees.

Selling, general, and administrative costs were $633,000 in the quarter ended June 30, 2002 as compared with $801,000 in the comparable period of 2001. The decrease in selling, general, and administrative costs for the three-month period ended June 30, 2002 as compared to the three-month period ending June 30, 2001 is primarily attributable to lower headcount related expenses.

Interest and other income, net was $1,601,000 and $436,000 for the quarters ended June 30, 2002 and 2001, respectively. The increase in the first quarter of 2003 as compared to the first quarter of 2002 is primarily due to the gain on the distribution of Tripath Technology, Inc. shares to our stockholders on May 30, 2002, of $1,544,000, offset in part, by a lower average cash balance, due to the payment of $17,451,000 during February 2002 as a cash dividend, and lower interest rates.

The Company’s recorded no tax provision during the quarter ended June 30, 2002. The Company recorded a tax provision of 4% in the quarter ended June 30, 2001 relating primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $14,490,000 at June 30, 2002 from $17,679,000 at March 31, 2002. The decline in cash, cash equivalents and short-term investments of approximately $3.2 million from March 31, 2002 to June 30, 2002, primarily relates to the distribution of Tripath Technology, Inc. stock to our shareholders made on May 30, 2002. Working capital as of June 30, 2002 decreased to $14,777,000 from $17,832,000 at March 31, 2002, this decrease also relates primarily to the asset dividend of Tripath Technology stock. During the first three months of fiscal 2003, operating activities generated $0.1 million of cash. Cash generated from operating activities was primarily due to net income of $1,705,000 and a reduction in other assets of $448,000, partially offset by the gain on the Tripath Technology, Inc stock of $1,544,000, a $210,000 increase in accounts receivable, a $117,000 increase in inventory, and a $261,000 decrease in accrued expenses. The Company had no investing activities during the the quarter ending June 30, 2002.

At June 30, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $14.5 million and working capital of approximately $14.8 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Factors Affecting Earnings and Stock Price

Cash and Stock Dividend

On February 15, 2002, the Company paid a cash dividend of $1.50 per share on each share of the Company’s common stock. On May 30, 2002, the Company distributed a dividend of 0.1666 shares of Tripath Stock on each share of the Company’s common stock.

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

In addition, the announcements could affect the trading volume and the price of OPTi stock as investors decide whether or not they wish to hold OPTi shares and receive the liquidating distributions OPTi expects to make if and when shareholders approve the plan to liquidate and dissolve OPTi.

Listing of OPTi Common Stock on Nasdaq

As the trading price of our shares of common stock changes to reflect our February 2002 cash dividend and our May 2002 distribution of the shares of stock that the Company held in Tripath Technology, Inc. our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq’s listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the Nasdaq National Market:

•	Our stockholders’ equity must equal or exceed $10 million or our net tangible asset must equal or exceed $4 million; and

•	The minimum daily per share bid price for our stock must equal or exceed $1.

With respect to the minimum bid price requirement, as of August 9, 2002 following our cash dividend and our distribution of Tripath shares, the closing sale price for our shares was $1.15 per share. If we fail to meet Nasdaq’s minimum bid price criterion for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

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

Product Transitions and the Cessation of New Product Development

A substantial majority of the Company’s net product sales is derived from its USB controller products. The market for USB controllers is characterized by frequent transitions in which this functionality can be and is incorporated into other semiconductor devices, such as the core logic. As a result of the Company’s decision to cease new product development and focus on the pursuit of licenses and patent infringement claims based upon our existing patented technology, our net product sales can be expected to decline as the USB 1.1 controller market shifts to new technology created by our competitors.

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

Customer Concentration

The Company primarily sells product add-in card manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. The Company expects that sales of its products to a relatively small group of customers will continue to account for a high percentage of its net product sales in the foreseeable future, although the Company’s customers in any one period will continue to change.

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

Credit Risks

Many of the Company’s customers, particularly the motherboard manufacturers in Taiwan, operate at very low profit margins and undertake significant inventory risks. To the extent the Company provides open terms of credit to some of the larger of these customers, the Company is exposed to significant credit risks if these customers are unable to remain profitable. Approximately 69% of the Company’s receivables at June 30, 2002 were with these customers.

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

Dependence on Intellectual Property position

The success of the Company’s current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law and in advance, however such changes could have an adverse impact on the Company’s ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2002, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OPTi Inc.

Part II.    Other Information

Item 1.    Legal Proceedings.

See litigation section on page 9 of this report.

Item 2.    Changes in Securities.

Not applicable and has been omitted.

Item 3.    Defaults on Senior Securities.

Not applicable and has been omitted.

Item 4.    Submission of Matters to a Vote of Shareholders.

OPTi’s shareholders voted on two proposals at the Company’s 2002 Annual Meeting of shareholders, which was held on April 9, 2002.

Proposal 1 was to re-elect all four of the Company’s directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

Proposal 2 was to ratify and approve the appointment of Ernst & Young LLP as independent accountants of OPTi Inc. for the fiscal years ending December 31, 2001 and December 31, 2002, repectively.

Each nominee for the Board of Directors was reelected at the 2002 Annual Meeting. The following number of votes was cast “for” and “against” each nominee:

	For	Against
Bernard T. Marren	10,778,134	515,154
Stephen A. Dukker	10,904,373	355,915
Kapil K. Nanda	10,937,373	355,915
William H. Welling	10,910,373	355,915

The shareholders also approved the second proposal, to ratify Ernst & Young LLP as independent accountants of OPTi Inc. The following votes were tabulated:

	For	Against	Abstain
Appointment of Ernst & Young LLP	11,287,748	1,010	4,530

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K:

Current report dated April 15, 2002 reporting Press release dated April 10, 2002, OPTi Declares Asset Dividend, shares of common stock of Tripath Technology, Inc.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTI INC.

By:	/s/ MICHAEL MAZZONI
Michael Mazzoni Signing on behalf of the Registrant and as Chief Financial Officer

Date: 8/14/02