Form 10-Q
period 2002-09-30
OPTI INC
filed 2002-11-14
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from: ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of September 30, 2002 was 11,633,903.

OPTi, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(000’s omitted, except per share data)
Sales:
Product sales	$414	$1,272	$2,249	$2,927
License sales	275	—	275	—

Net sales	$689	$1,272	$2,524	$2,927

Costs and expenses:
Cost of sales	191	543	1,289	1,499
Research and development	—	103	—	388
Selling, general, and administrative	546	1,192	1,179	1,993

Total costs and expenses	737	1,838	2,468	3,880

Operating income (loss)	(48)	(566)	56	(953)
Interest and other income, net	57	572	1,658	1,008

Income before income tax provision	9	6	1,714	55
Income tax provision (benefit)	(165)	—	(165)	2

Net income	$174	$6	$1,879	$53

Basic net income per share	$0.01	$0.00	$0.16	$0.00

Diluted net income per share	$0.01	$0.00	$0.16	$0.00

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	March 31, 2002
	(000’s omitted)
Assets
Current assets
Cash and cash equivalents	$14,804	$14,332
Short-term investments	8	3,347
Accounts receivable, net	59	182
Inventories	—	258
Other current assets	441	799

Total current assets	15,312	18,918
Property and equipment, net	16	35
Other assets	287	287

Total assets	$15,615	$19,240

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$59	$88
Accrued expenses	227	607
Accrued employee expenses	102	326
Deferred tax liability	—	65

Total current liabilities	388	1,086

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares — 11,634 at September 30, 2002 and March 31, 2002	15,053	15,597
Accumulated other comprehensive income	—	2,557
Retained earnings	174	—

Total shareholders’ equity	15,227	18,154

Total liabilities and shareholders’ equity	$15,615	$19,240

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2002	2001
	(000's omitted)
Operating Activities:
Net income	$1,879	$53
Adjustments:
Depreciation	19	149
Impairment on short-term investments	12	—
Gain on Tripath Technology distribution	(1,544)	—
Changes in assets and liabilities:
Accounts receivable	123	255
Inventories	258	551
Other assets	358	(376)
Accounts payable	(29)	54
Accrued expenses	(380)	(61)
Accrued employee expenses	(224)	—

Net cash provided by operating activities	472	625

Investing Activities:
Purchase of property and equipment	—	(34)
Purchase of short-term investments	—	(413)

Net cash used in investing activities	—	(447)

Financing Activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	472	178

Cash and cash equivalents beginning of period	14,332	11,758

Cash and cash equivalents end of period	$14,804	$11,936

See accompanying notes.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.    Basis of Presentation

The information at September 30, 2002 and for the three month periods ended June 30, 2002 and 2001, are unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

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

The consolidated financial statements of the Company as of September 30, 2002 and December 31, 2001, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company’s assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment as well as possible adjustments of amounts related to other assets and and liabilities of the Company including additional costs for severance.

Sale of the Operating Business.    On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the license and $69,000 as a partial payment on the purchase of inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to a quarterly royalty for the sale of its core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. The maximum amount of royalties to be paid to the Company from Opti Technologies, Inc. is $1,225,000.

2.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net income	$174	$6	$1,879	$53

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic net income per share	$0.01	$0.00	$0.16	$0.00

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net income per share	11,634	11,634	11,634	11,634

Diluted net income per share	$0.01	$0.00	$0.16	$0.00

3.    Short-Term Investments

The following is a summary of available to sale securities as of of September 30, 2002 and March 31, 2002:

	September 30, 2002			March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$14,804	$—	$14,804	$14,332	$—	$14,332
Investment in Tripath Technology, Inc.	8	—	8	725	2,622	3,347

	$14,812	$—	$14,812	$15,057	$2,622	$17,679

Reported as:
Cash and cash equivalents	$14,804	$—	$14,804	$14,332	$—	$14,332
Short-term investments	8	—	8	725	2,622	3,347

	$14,812	$—	$14,812	$15,057	$2,622	$17,679

At September 30, 2002 and March 31, 2002, net unrealized gains on marketable securities have been included in the Company’s Shareholders’ Equity, less the associated deferred tax liability of $0 and $65,000, respectively.

4.    Inventories

Inventories consist of finished goods and work in process (in thousands):

	September 30, 2002	March 31, 2002
Finished goods	$—	$139
Work in process	—	119

	$—	$258

On September 30, 2002, the Company announced that it had sold its operating activities to Opti Technologies, Inc., an unrelated third party. As part of this transaction, the Company sold its inventory at cost to Opti Technologies, Inc.

5.    Segment Information

Sales of the Company’s product based on customer location were as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2002	2001	2002	2001
Taiwan	$ 97	$ 292	$1,055	$ 764
Hong Kong	188	243	599	461
Japan	38	453	146	708
Other Far East	7	—	48	—
United States	47	273	357	956
Europe/Other	37	11	44	38

Total Net Sales	$414	$1,272	$2,249	$2,927

6.    Concentrations

Major Customers and Credit Risks

Prior to the sale of its operating business, the Company primarily sold product to PC, motherboard and add-in card manufacturers. The Company performed ongoing credit evaluations of its customers but does not require collateral. The Company maintained reserves for potential credit losses, and such losses have been within management’s expectations. With the exception of sales to Holystone Enterprises, a Taiwan based company and Max Components, a Hong Kong based company no other single customer represented more than 10% of sales for the first six months of fiscal 2003. In the first six months of fiscal 2003, the Company sold to Holystone Enterprises $1,030,000 in USB controllers, representing approximately 46% of net sales for the period. Also in the first six months of fiscal 2003, the Company sold $599,000 of its USB controller to Max Components, representing an approximate 27% of net sales for that period.

7.    Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net income, as reported	$174	$6	$1,879	$53

Other comprehensive gain (loss):
Unrealized loss on Tripath Technology, Inc	(36)	(15,549)	(4,113)	(13,268)
Realized gain on Tripath Technology, Inc.	—	—	1,544	—

Comprehensive income (loss)	$138	$(15,543)	$(690)	$(13,215)

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

10.    Taxes

The Company recorded a tax benefit of $165,000 for the quarter and six months ended September 30, 2002. This relates primarily to the recognition of certain tax benefits that were previously reserved. The Company recorded no tax provision for the quarter ended September 30, 2001 and a tax provision of approximately 4% for the six months ended September 30, 2001, relating primarily to the federal alternative minimum tax.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including market conditions generally and in the electronics and semiconductor industries, patent law changes and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

OPTi was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. During 2002, the Company shipped more than two million core logic and peripheral products (such as USB controllers) to over 50 motherboard and add-on card manufacturers located primarily in Asia and the U.S.

On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. In the future the Company will pursue it revenue from two sources: royalty stream from the license given to Opti Technologies, Inc. and the pursuit of claims and licensing of its intellectual property. At this time the Company has no plans for the distribution of additional assets as it attempts to pursue its intellectual property claims.

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

Fiscal 2003 Compared to Fiscal 2002 — Net revenues for the second quarter ended September 30, 2002 were $689,000, as compared to net revenues of $1,272,000 for the quarter ended September 30, 2001. The decrease in net revenue for the three month period ending September 30, 2002, as compared to the three month period ending September 20, 2001, was due to decreased sales of the Company’s USB controller chip and core logic products, partially offset by $275,000 in license sales. Net revenues for the first six months of fiscal 2003 were $2,249,000, as compared to $2,927,000 for the comparable six months of 2001. This decrease was primarily due to the slow down in the September 2002 quarter in all business areas. As a result of our decision to sell our operating business to Opti Technologies, Inc., an unrelated third party, we expect to have no product revenue in the foreseeable future. Any revenue will be in the form of royalty or licensing revenue.

Cost of product sales for the quarter ended September 30, 2002 decreased to $191,000 resulting in a gross margin of approximately 53.9%, as compared to cost of sales of $ 543,000, and a product gross margin of approximately 57.3% for the quarter ended September 30, 2001. The decrease in gross margin as a percentage of sales for the three-month period ended September 30, 2002 as compared to the similar period ended September 30, 2001 is primarily due to product mix. Cost of goods sold for the six month period ending September 30, 2002 decreased to $1,289,000 resulting in a gross margin of approximately 42.7%, as compared to cost of sales of $1,499,000, and a gross margin of approximately 48.8% for the comparable six months of 2001. The decrease in gross margin as a percentage of sales for the six month period ending September 30, 2002 as compared to the six month period ending September 30, 2001, was primarily due to product mix.

The Company had no research and development costs for the quarter ended September 30, 2002, as compared with $103,000 for the quarter ended September 30, 2001. In July 2001, the Company had a reduction in staff as it made the decision to terminate design efforts on its existing projects. The Company had no research and development costs for the six month period ending September 30, 2002, as compared to $388,000, for the comparable six month period in 2001. As of September 30, 2002, the Company had no research and development employees.

Selling, general, and administrative costs were $546,000 in the quarter ended September 30, 2002 as compared with $1,192,000 in the comparable period of 2001. The decrease in selling, general, and administrative costs for the three-month period ended September 30, 2002 as compared to the three-month period ending September 30, 2001 is primarily attributable to lower headcount related expenses. Selling, general and administrative costs for the six month period ending September 30, 2002, were $1,179,000, as compared to $1,993,000 for the six month period ending September 30, 2001. This decrease in selling, general and administrative costs is primarily related to decreased headcount in that area. The Company expects selling, general and administrative costs to decrease in the quarter ending December 31, 2002, as a result of reduced headcount related expenses.

Interest and other income, net was $57,000 and $572,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income for the comparable periods is primarily due to lower cash balances due to the cash dividend in February 2002 and lower interest rates. Interest and other income, net was $1,658,000 and $1,008,000 for the six month periods ending September 30, 2002 and 2001, respectively. The increase in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 is primarily due to the gain on the distribution of Tripath Technology, Inc. shares to our stockholders on May 30, 2002, of $1,544,000, offset in part, by a lower average cash balance, due to the payment of $17,451,000 during February 2002 as a cash dividend, and lower interest rates.

The Company recorded a tax benefit of $165,000 for the quarter and six months ended September 30, 2002. This relates primarily to the recognition of certain tax benefits that were previously reserved. The Company recorded no tax provision for the quarter ended September 30, 2001 and a tax provision of approximately 4% for the six months ended September 30, 2001, relating primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $14,812,000 at September 30, 2002, from $17,679,000 at March 31, 2002. The decline in cash, cash equivalents and short-term investments of approximately $2.9 million from March 31, 2002 to September 30, 2002, primarily relates to the distribution of Tripath Technology, Inc. stock to our shareholders made on May 30, 2002. Working capital as of September 30, 2002, decreased to $14,924,000 from $17,832,000 at March 31, 2002, this decrease also relates primarily to the asset dividend of Tripath Technology stock. During the first six months of fiscal 2003, operating activities generated $0.5 million of cash. Cash generated from operating activities was primarily due to net income of $1,879,000, less non cash gains of $1,544,000, a reduction in other assets of $358,000, and reductions in accounts receivable of $123,000 and inventory of $258,000 partially offset by, decreases in accrued expenses of $380,000 and accrued employee expenses of $224,000. Cash investing and financing activities were minimal during the six month period ended September 30, 2002.

At September 30, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $14.8 million and working capital of approximately $14.9 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

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

Listing of OPTi Common Stock on Nasdaq

As the trading price of our shares of common stock changes to reflect our February 2002 cash dividend and our May 2002 distribution of the shares of stock that the Company holds in Tripath Technology, Inc. our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq’s listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the Nasdaq National Market:

•	Our stockholders’ equity must equal or exceed $10 million or our net tangible asset must equal or exceed $4 million; and

•	The minimum daily per share bid price for our stock must equal or exceed $1.

With respect to the minimum bid price requirement, as of September 30, 2002 following our cash dividend in February 2002 and the distribution of the shares of stock that the Company held in Tripath Technology, Inc. in May 2002, the closing sale price for our shares was $1.15 per share. If we fail to meet Nasdaq’s minimum bid price criterion for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition from other suppliers, price competition, ongoing rapid price declines, changes in customer demand, the timing of delivery of new products, inventory adjustments, changes in the availability of foundry capacity and changes in the mix of products sold. In the future, the Company’s operating results will be effected by its ability to license its intellectual property to third parties and the ability of Opti Technologies, Inc, an unrelated third party to continue to sell the product lines that it acquired from OPTi Inc.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2002, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.    Controls and Procedures

(a)  Within the 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

OPTi Inc.

Part II.    Other Information

Item 1.    Legal Proceedings.

Not applicable and has been omitted.

Item 2.    Changes in Securities.

Not applicable and has been omitted.

Item 3.    Defaults on Senior Securities.

Not applicable and has been omitted.

Item 4.    Submission of Matters to a Vote of Shareholders.

Not applicable and has been omitted

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1 and 99.2 Certification of Chief Executive and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No reports were filed during the quarter ended September 30, 2002.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: 11/14/02	By:	/s/ MICHAEL MAZZONI
Michael Mazzoni Signing on behalf of the Registrant and as Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard T. Marren, Chief Executive Officer of OPTi Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OPTi Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ BERNARD T. MARREN

Bernard T. Marren President, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Mazzoni, Chief Financial Officer of OPTi Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OPTi Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ MICHAEL MAZZONI

Michael Mazzoni Chief Financial Officer