Form 10-Q
period 2002-12-31
OPTI INC
filed 2003-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from:                                  to

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of December 31, 2002 was 11,633,903.

OPTi, Inc.

FORM 10-Q

For the Quarterly Period Ended December 31, 2002

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(000’s omitted, except per share data)
Revenues:
Product sales	$—	$2,522	$2,249	$5,449
License and royalties	281	—	556	—

Net revenues	281	2,522	2,805	5,449
Costs and expenses:
Cost of revenues	—	882	1,289	2,381
Research and development	—	20	—	408
Selling, general, and administrative	341	1,438	1,520	3,431

Total costs and expenses	341	2,340	2,809	6,220

Operating income (loss)	(60)	182	(4)	(771)
Interest and other income, net	53	199	1,711	1,207

Income (loss) before income tax provision	(7)	381	1,707	436
Income tax provision (benefit)	—	—	(165)	2

Net income (loss)	$(7)	$381	$1,872	$434

Basic net income (loss) per share	$0.00	$0.03	$0.16	$0.04

Diluted net income (loss) per share	$0.00	$0.03	$0.16	$0.04

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2002
	(000’s omitted)
Assets
Current assets
Cash and cash equivalents	$14,691	$14,332
Short-term investments	15	3,347
Accounts receivable, net of allowance of $6 and $50 as of December 31, 2002 and March 31, 2002	214	182
Inventories	—	258
Other current assets	152	799

Total current assets	15,072	18,918
Property and equipment, net	9	35
Other assets	405	287

Total assets	$15,486	$19,240

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$39	$88
Accrued expenses	218	607
Accrued employee expenses	3	326
Deferred tax liability	—	65

Total current liabilities	260	1,086
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—5,000 No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000 Issued and outstanding shares—11,634 at December 31, 2002 and March 31, 2002	15,053	15,597
Accumulated other comprehensive income	6	2,557
Retained earnings	167	—

Total shareholders’ equity	15,226	18,154

Total liabilities and shareholders’ equity	$15,486	$19,240

See accompanying notes.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
	(000’s omitted)
Operating Activities:
Net income	$1,872	$434
Adjustments:
Depreciation	26	168
Impairment on short-term investments	11	—
Gain on Tripath Technology distribution	(1,544)	—
Changes in assets and liabilities:
Accounts receivable	(32)	(91)
Inventories	258	508
Other assets	529	(313)
Accounts payable	(49)	156
Accrued expenses	(389)	(88)
Accrued employee expenses	(323)	6

Net cash provided by operating activities	359	780

Investing Activities:
Purchase of property and equipment	—	(48)
Sale of property and equipment	—	15
Purchase of short-term investments	—	(17,935)
Sale of short-term investments	—	27,994

Net cash used in investing activities	—	10,026

Financing Activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	359	10,806
Cash and cash equivalents beginning of period	14,332	11,758

Cash and cash equivalents end of period	$14,691	$22,564

See accompanying notes.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Basis of presentation

The information at December 31, 2002 and for the nine month periods ended December 31, 2002 and 2001, are unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

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

On January 3, 2002, the Company announced the postponement of its voluntary liquidation and dissolution. The Company’s Board determined that it would be prudent to postpone the liquidation plan to allow the Company more time to evaluate its intellectual property position, including the means by which it would pursue claims for the potential infringement of certain of it patents. The Board decision was not due to any change in the Company’s business prospects. The Board does not intend to pursue the plan of liquidation further pending the outcome of its pursuit of its patent claims.

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

Sale of the Operating Business    On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the license and $69,000 as a partial payment on the purchase of inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to a quarterly royalty for the sale of its core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. The maximum amount of royalties to be paid to the Company from Opti Technologies, Inc. is $1,225,000.

2.    Net income per share

Basic net income and loss per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. At December 31, 2002, options for 134,666 shares at exercise prices ranging from $4.63 to $7.50 were outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months ended December 31,			Nine Months ended December 31,
	2002		2001	2002	2001
Net income (loss)	$	(7)	$381	$1,873	$434

Weighted average number of common shares outstanding		11,634	11,634	11,634	11,634

Basic net income (loss) per share		$0.00	$0.03	$0.16	$0.04

Weighted average number of common shares outstanding		11,634	11,634	11,634	11,634

Effect of dilutive securities:
Employee stock options		—	—	—	—

Denominator for diluted net income (loss) per share		11,634	11,634	11,634	11,634

Diluted net income (loss) per share		$0.00	$0.03	$0.16	$0.04

3.    Short-Term Investments

The following is a summary of available for sale securities as of of December 31, 2002 and March 31, 2002:

	December 31, 2002			March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$14,691	—	$14,691	$14,332	—	$14,332
Investment in Tripath Technology, Inc.	9	6	15	725	2,622	3,347

	$14,700	6	$14,706	$15,057	2,622	$17,679

Reported as:
Cash and cash Equivalents	$14,691	—	$14,691	$14,332	—	$14,332
Short-term Investments	9	6	15	725	2,622	3,347

	$14,700	6	$14,706	$15,057	2,622	$17,679

At December 31, 2002 and March 31, 2002, net unrealized gains on marketable securities have been included in the Company’s Shareholders’ Equity, less the associated deferred tax liability of $0 and $65,000, respectively.

4.    Inventories

Inventories consist of finished goods and work in process (in thousands):

	December 31, 2002	March 31, 2002
Finished Goods	$—	$139
Work in process	—	119

	$—	$258

On September 30, 2002, the Company announced that it had sold its operating activities to Opti Technologies, Inc., an unrelated third party. As part of this transaction, the Company sold its inventory at cost to Opti Technologies, Inc.

5.    Segment Information

Sales of the Company’s products based on customer location were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Taiwan	$—	$801	$1,055	$1,565
Other Far East	—	475	647	936
Japan	—	946	146	1,654
United States	—	292	357	1,248
Europe Other	—	8	44	46

Total Net Sales	$—	$2,522	$2,249	$5,449

6.    Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc. At December 31, 2002 substantially all of the Company’s accounts receivable balance is with this company. To the extent that Opti Technologies is unable to continue selling products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted.

7.    Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Net income (loss), as reported	$(7)	$381	$1,872	$434

Other comprehensive gain (loss)
Unrealized gain (loss) on Tripath Technology, Inc.	6	2,334	(4,107)	(11,189)
Realized gain on Tripath Technology, Inc.	—	—	1,544	—

Comprehensive income (loss)	$(1)	$2,715	$(691)	$(10,755)

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

10.    Taxes

The Company recorded no tax provision for the quarters ended December 31, 2002 and 2001. The Company recorded a tax benefit of $165,000 for the nine months ended December 31, 2002. This relates primarily to the recognition of certain benefits that were previously reserved. The Company recorded a tax provision of $2,000 for the nine months ended December 31, 2001, relating primarily to the federal alternative minimum tax.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the first quarter of OPTi’s fiscal year 2004. OPTi does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

13.    Royalty Revenue

Revenue from royalty arrangements is recognized when earned and when collectibility is probable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the amount of royalties received from its unaffiliated licensee, Opti Technologies, Inc., the Company’s ability to protect or maintain its intellectual property position generally and in the electronics and semiconductor industries, its ability to successfully pursue claims for infringement of its patents, competition and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

OPTi was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. During 2002, the Company shipped more than two million core logic and peripheral products (such as USB controllers) to over 50 motherboard and add-on card manufacturers located primarily in Asia and the U.S.

On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. In the future the Company will pursue revenue from two sources: a royalty stream from the license given to Opti Technologies, Inc. and the pursuit of claims from its intellectual property. At this time the Company has no plans for the distribution of additional assets as it attempts to pursue its intellectual property claims.

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

Fiscal 2003 Compared to Fiscal 2002—Net revenues for the third quarter ended December 31, 2002 were $281,000, as compared to net revenues of $2,522,000 for the quarter ended December 31, 2001. The decrease in net revenues for the three month period ending December 31, 2002, as compared to the three month period ending December 31, 2001, was due to Company’s decision to sell its operating business on September 30, 2002. All revenues for the third quarter ended December 31, 2002, relate to royalties from a license agreement entered into with Opti Technologies, Inc. as compared to the quarter ended December 31, 2001, where all sales were derived from the sale of products. Net revenues for the first nine months of fiscal 2003 were $2,805,000, as compared to $5,449,000 for the comparable nine months of 2001. This decrease was primarily due to a slow down in our core logic and USB products during the first six months of 2003 as compared to 2002 and the sale of the operating business in September 2002.

The Company had no cost of sales for the quarter ended December 31, 2002 as compared to a cost of sales of $882,000 for the quarter ended December 31, 2001 as revenue for the December 31, 2002 quarter was from royalties and carried no related sales cost. Cost of goods sold for the nine month period ending December 31, 2002 decreased to $1,289,000 resulting in a gross margin of approximately 54.0%, as compared to cost of sales of $2,381,000, and a gross margin of approximately 56.3% for the comparable nine months of 2001. The decrease in gross margin as a percentage of sales for the nine month period ending December 31, 2002 as compared to the nine month period ending December 31, 2001, was primarily due to product mix, offset in part, by the license revenue which carries no associated costs.

The Company had no research and development costs for the quarter ended December 31, 2002, as compared with $20,000 for the quarter ended December 31, 2001. In July 2001, the Company had a reduction in staff as it made the decision to terminate design efforts on its existing projects. The Company had no research and development costs for the nine month period ending December 31, 2002, as compared to $408,000, for the comparable nine month period in 2001. As of December 31, 2002, the Company had no research and development employees.

Selling, general, and administrative costs were $341,000 in the quarter ended December 31, 2002 as compared with $1,438,000 in the comparable period of 2001. The decrease in selling, general, and administrative costs for the three-month period ended December 31, 2002 as compared to the three-month period ending December 31, 2001 is primarily attributable to lower headcount related expenses, lower facility costs and lower legal expenses. Selling, general and administrative costs for the nine month period ending December 31, 2002, were $1,520,000, as compared to $3,431,000 for the nine month period ending December 31, 2001. This decrease in selling, general and administrative costs is primarily related to decreased headcount and facility costs. At December 31, 2002 the Company had one full-time and two part-time employees.

Interest and other income, net was $53,000 and $199,000 for the quarters ended December 31, 2002 and 2001, respectively. The decrease in interest and other income for the comparable periods is primarily due to lower cash balances due to the cash dividend in February 2002 and lower interest rates. Interest and other income, net was $1,711,000 and $1,207,000 for the nine month periods ending December 31, 2002 and 2001, respectively. The increase in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 is primarily due to the gain on the distribution of Tripath Technology, Inc. shares to our stockholders on May 30, 2002, of $1,544,000, offset in part, by a lower average cash balance, due to the payment of $17,451,000 during February 2002 as a cash dividend, and lower interest rates.

The Company recorded no tax provision during the quarter ended December 31, 2002 and 2001. The Company recorded a tax benefit of $165,000 for the first nine months of fiscal 2003 relating primarily to the recognition of certain tax benefits that were previously reserved. The Company recorded a tax provision for the first nine months of fiscal 2002 of $2,000 relating primarily to the federal alternative minimum tax.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to $14,706,000 at December 31, 2002 from $17,679,000 at March 31, 2002. The decline in cash, cash equivalents and short-term investments of approximately $3.0 million from March 31, 2002 to December 31, 2002, primarily relates to the distribution of Tripath Technology, Inc. stock to our shareholders made on May 30, 2002. Working capital as of December 31, 2002 decreased to $14,812,000 from $17,832,000 at March 31, 2002, this decrease also relates primarily to the asset dividend of Tripath Technology stock. During the first nine months of fiscal 2003, operating activities generated $0.4 million of cash. Cash generated from operating activities was primarily due to net income of $1,872,000, less non cash gains of $1,544,000, a reduction in other assets of $529,000 due primarily to the payment of $350,000 by Opti Technology for inventory and a reduction of inventory of $258,000 partially offset by, a $389,000 decrease in accrued expenses primarily related to rent paid on a vacated office and a $323,000 decrease in accrued employee expenses as a result of payment of severance packages. Cash investing and financing activities were minimal during the nine month period ended December 31, 2002.

At December 31, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $14.7 million and working capital of approximately $14.8 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

At December 31, 2002 the Company’s future commitments included its building lease with monthly payments of approximately $7,000 due through October 2003.

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

Factors Affecting Earnings and Stock Price

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

Listing of OPTi Common Stock on Nasdaq

As the trading price of our shares of common stock has changed to reflect our February 2002 cash dividend and our May 2002 distribution of the shares of stock that the Company held in Tripath Technology, Inc. our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq’s listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the Nasdaq National Market:

•	Our stockholders’ equity must equal or exceed $10 million or our net tangible asset must equal or exceed $4 million; and

•	The minimum daily per share bid price for our stock must equal or exceed $1.

With respect to the minimum bid price requirement, as of February 11, 2003, the closing sale price for our shares was $1.32 per share. If we fail to meet Nasdaq’s minimum bid price criterion for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

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

Dependence on Intellectual Property position

The success of the Company’s current strategy of licensing its core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law, however such changes could have an adverse impact on the Company’s ability to license its previously developed technology.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Limited Trading Volume

Since June 1, 2002, following our distribution of shares of Tripath technology, Inc., the average trading volume of shares of our common stock has been less than 12,500 shares per day. Our daily trading volume during that period has ranged from no activity to 117,100 shares. Therefore, investors in our stock may find liquidity in our shares to be limited.

Dependence on Successful Pursuit of Our Patent Claims

Following the September 2002 sale of our operating business, our revenues will largely derive from licensing our intellectual property to companies we believe may be infringing on our patents. If our pursuit of these claims is unsuccessful we will not have a ready source of revenues.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2002, all of our cash investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

(a) Exhibits:

99.1 and 99.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

OPTi Inc. Reports Sale of Semiconductor Business dated October 18, 2002.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi, Inc.

Date:	2/14/02	By:	/s/ MICHAEL MAZZONI

Michael Mazzoni Signing on behalf of the Registrant and as Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard T. Marren, Chief Executive Officer of OPTi Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OPTi Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

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

February 14, 2003

/s/ BERNARD T. MARREN
Bernard T. Marren President, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael F. Mazzoni, Chief Financial Officer of OPTi Inc., certify that:

7.	I have reviewed this quarterly report on Form 10-Q of OPTi Inc.

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ MICHAEL MAZZONI
Michael F. Mazzoni Chief Financial Officer