Form 10-K
period 2003-03-31
OPTI INC
filed 2003-06-30
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2002, as reported on the Nasdaq Stock Market, was approximately $9,298,897. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of June 13, 2003 was 11,633,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2003

PART I

Item 1.    Business

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including product mix, the Company’s ability to obtain or maintain design wins, market conditions generally and in the personal computer and semiconductor industries, product development schedules, competition and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Securities and Exchange Commission website http://www.sec.gov.

Introduction

OPTi Inc. a California corporation (“OPTi” or the “Company”), was founded in 1989 as an independent supplier of semiconductor products to the personal computer (“PC”) and embedded marketplaces. In September 2002, the Company’s sold its existing products to Opti Technologies, Inc., an unaffiliated third party and the Company ceased its manufacturing, marketing and sales operations. At this time, the Company is in the process of pursuing infringement claims against third parties that it believes may be infringing the technologies it has developed relating to core logic. Due to this transaction all future revenues for the Company will be generated through royalties related to the sale of the business or from licensing the Company’s intellectual property. The Company has accordingly reduced its operating personnel and expenses to minimum levels.

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2003, the Company’s annual net sales declined from $163.7 million to $3.1 million in 2003.

During the third quarter of 2001, as OPTi considered its various strategic alternatives, including voluntary liquidation and dissolution, continuing declines in orders from OPTi customers caused OPTi to temporarily suspended our orders of inventory from semiconductor foundries. In light of the increasing difficult competitive conditions, declining demand on its products, the lack of new product development and declining revenue, the Company determined that OPTi’s business operations would result in continuing losses and the erosion of shareholder value. On September 7, 2001, the Board of Directors approved a plan to voluntarily liquidate and dissolve the Company (the “Liquidation Plan”). Implementation of this plan would have required the approval of its shareholders of the Company and throughout the fourth quarter of 2001, the Company prepared the proxy statement to allow its shareholders to vote on the Liquidation Plan in conjunction with a review of the proxy statement by the Securities and Exchange Commission.

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

The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the

“Transition Period”) procedes the start of the 2003 fiscal year. “2001” and “2000” refer to the years ended December 31, the Transition Period refers to the three months ended March 31, 2002 and “2003” refers to the twelve months ended March 31, 2003.

On February 19, 2002, the Company paid a cash dividend of $1.50 per share on each share of its common stock. The Board of Directors decided to distribute the cash dividend based upon the Company’s then existing excess cash position. In May 2002, the Company also distributed to its shareholders stock that the Company held in Tripath Technology, Inc., a publicly traded company. The value of the Tripath Technology, Inc. stock distribution was approximately $2.2 million. The Company currently intends to retain any future earnings for use in its efforts to pursue infringement claims against third parties that it believes may be using the Company’s patented technologies.

Industry Background

During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing have made PC” valuable and affordable tolls for business and personal use.

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

Growth has continued in the PC market as computer and consumer electronics industries have converged, combining increased multimedia and communications capabilities. Today’s systems increasingly offer more powerful microprocessors, highly integrated chipsets, integrated video, stereo sound, highspeed fax and modem communications and CD-ROM.

OPTi believes that the existing technology used in current generations of core logic chipsets may be infringing some of the patented technology that the Company had developed.

Strategy

Pursue Infringement Claims for Proprietary Chipset Technologies

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

Research and Development

As of June 13, 2003, the Company had no research and development employees. During fiscal years 2003, 2002 and 2001, respectively, the Company spent approximately $0.0, $0.0 and $0.5 million on research and development. All research and development costs are expensed as incurred.

During July 2001, management informed the Board that OPTi’s primary research and development projects on alternative universal serial bus chips and combined chipsets had yielded disappointing results due to delays in getting finished product to the marketplace and, in the opinion of management, no longer justified the continuing expenditure of OPTi’s resources. The Board directed management to cease the development and the related marketing efforts.

At this time the Company is not engaged in any research and development activity.

Intellectual Property

The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty four issued U.S. patents based on certain aspects of the Company’s designs. The Company currently has two pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company.

The Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurances that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company’s intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations.

There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will be asserted in the future. The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. If any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the licensing of the products utilizing the intellectual property. In addition, should the Company decide to litigate the claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation.

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

Any such announcement could affect the trading volume and the price of OPTi’s stock could be affected as investors decide whether or not they wish to hold OPTi shares and potentially receive a liquidating distribution.

Listing of OPTi Common Stock on Nasdaq

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

Dependence on Intellectual Property Position

The success of the Company’s current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

Dependence on a Single Source of Revenue

As the Company continues to pursue its patent infringement claims against third parties, its sole current significant revenue stream is its royalty payments from Opti Technologies, Inc, the unaffiliated third party to whom the Company sold rights to its product lines in September 2002. Should the business of Opti Technologies, Inc. become disrupted for any reason or should Opti Technologies become unable or unwilling to continue the remaining royalty payments to the Company, the Company’s revenue would be severely affected. As of March 31, 2003, the Company had received a total of $823,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sale existing products, inventory adjustments, changes in the availability of foundry capacity, changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results in any given period may be adversely impacted by one or more of these factors that may affect the Company directly or licensees of its technologies.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Resolution of the Company’s Patent Infringement Claims

The Company is pursuing a number of patent infringement claims against third parties that it believes may be infringing on its patented technologies. Because the Company’s future revenues are expected to depend largely on the success of such claims, the price of its common stock may react with volatility as resolutions of these claims are achieved and publicly disclosed.

Employees

As of March 31, 2003, the Company had one full-time and two part-time general and administrative employees. The Company’s employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company’s ability to retain key employees is a critical factor to the Company’s success.

Executive Officers of the Registrant

The executive officers of the Company as of June 16, 2003 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	67	President and Chief Executive Officer, Chairman of the Board
Michael Mazzoni	40	Chief Financial Officer and Secretary

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

Michael Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also currently serves as Chief Financial Officer of Horizon Navigation, Inc., a privately held car navigation company, and has served in that role since January 2003. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Item 2.    Properties

The Company is headquartered in Mountain View, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 1,800 square feet. The lease on this building expires in October 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The following required information is filed as a part of this Report:

On February 19, 2002, the Company paid a cash dividend of $1.50 per share on each share of its common stock. The Board of Directors decided to distribute the cash dividend based upon the Company’s then existing excess cash position. The Company currently intends to retain any future earnings for use in the operation of its business. The Company intends to re-evaluate its position regarding dissolution in the future and may put forth a vote to its shareholders at a special meeting of shareholders.

The Company’s common stock is traded over-the-counter and is quoted on the NASDAQ National Market System under the symbol “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
Common stock price per share:
Fiscal 2003
High	$1.43	$1.72	$1.45	$1.70
Low	1.27	1.16	1.12	1.26
2002 Transitional Period (1)
High	$2.92
Low	1.19
Fiscal 2001
High	$5.00	$3.08	$3.92	$3.87
Low	3.00	2.72	2.75	2.92

(1) On February 26, 2002, OPTi changed its fiscal year from a December Fiscal Year to a year beginning on April 1 and ending on March 31, beginning on April 1, 2002. Therefore, the period from January 1, 2002 (the day after the fiscal year ended December 31, 2001) to March 31, 2002 was a transition period.

As of June 13, 2003, there were approximately 155 holders of record of the Company’s common stock.

Item 6.    Selected Consolidated Financial Data

	Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$3,072	$1,029	$7,566	$23,198	$22,257	$40,003
Cost of sales	1,289	554	3,555	6,453	14,403	26,712

Gross margin	1,783	475	4,011	16,745	7,854	13,291
Operating expenses	1,904	689	4,776	7,578	16,776	20,623

Operating income (loss)	(121)	(214)	(765)	9,167	(8,922)	(7,332)

Other income (expenses):
Interest income and other	1,748	85	1,655	2,138	3,231	3,717
Interest expense	—	—	—	—	(261)	(312)

Income (loss) before provision for income taxes	1,627	(129)	890	11,305	(5,952)	(3,927)
Provision (benefit) for income taxes	(165)	—	12	261	59	285

Net Income (loss)	$1,792	$(129)	$878	$11,044	$(6,011)	$(4,212)

Basic net income (loss) per share	$0.15	$(0.01)	$0.08	$0.95	$(0.54)	$(0.35)

Shares used in computing basic per share amounts	11,634	11,634	11,638	11,644	11,059	12,196

Diluted net income (loss) per share	$0.15	$(0.01)	$0.08	$0.95	$(0.54)	$(0.35)

Shares used in computing diluted per share amounts	11,634	11,634	11,639	11,653	11,059	12,196

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$15,008	$17,679	$34,847	$58,126	$23,722	$60,903
Working capital	15,139	17,832	35,461	56,950	19,682	55,791
Total assets	15,393	19,240	36,961	61,272	28,232	81,575
Long-term obligations, excluding current portion	—	—	—	—	310	1,810
Shareholders’ equity	15,143	18,154	35,793	57,466	21,182	69,285
Cash dividends declared per common share	$—	$1.50	$—	$—	$4.00	$—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the ability of licensee to continue to sale the licensed products, market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price”.

OPTi was founded in 1989 and is an independent supplier of semiconductor products to the personal computer market. During 2003, the Company sold its operating business to Opti Technologies, Inc., an unrelated third party. Due to this transaction all future revenues for the Company are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company anticipates that it will receive additional royalties from Opti Technologies of approximately $500,000 during fiscal 2004 and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

Critical Accounting Policies

General.    Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies used in preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Litigation and Contingencies.    From time to time, we receive various inquires or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits.

Change in Fiscal Year

The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the “Transition Period”) procedes the start of the 2003 fiscal year. “2001” and “2000” refer to the years ended December 31, the Transition Period refers to the three months ended March 31, 2002 and “2003” refers to the twelve months ended March 31, 2003.

2003 Compared to 2001—Net sales for the fiscal year ended March 31, 2003 (“2003”) decreased approximately 59% to $3.1 million, compared to net sales of $7.6 million for the fiscal year ended December 31, 2001 (“2001”). This decrease was partially attributable to the sale of the operating business in September 2002, to an unaffiliated third party Opti Technologies, Inc. Due to the sale of the operating business the Company had only six months of product sales during fiscal 2003 versus twelve months of product sales in 2001. The decrease was also attributable to a decrease in sales volume of both the Company’s core logic and Universal Serial Bus controller products. This decrease was partially offset by an increase in license revenue during 2003 of $823,000 due to the licensing and royalty revenue received from Opti Technologies versus no license revenue in 2001. The Company expects that all future revenue will be derived from royalty and license arrangements.

Gross margin for 2003 increased to approximately 58% as compared to 53% in 2001. This increase in gross margin is attributable to the license revenue of $0.8 million in 2003, which had no associated costs of good sold. Gross margin as a percent of net product sales in 2003 was approximately 43% which was a decrease from the 53% of gross margin in 2001. This decrease in gross margin for net product sales in 2003 compared to 2001 was mainly attributable to lower average selling prices of the Company’s universal serial bus controller products.

The Company had no research and development (“R&D) expenses for 2003 as compared to $0.5 million in 2001. This decrease was due to the Company’s decision to terminate all future product development in July of 2001. The Company anticipates no future R&D expenditures.

Selling, general and administrative (“SG&A”) expenses for 2003 were $1.9 million as compared to $4.3 million in 2001. This decrease in SG&A expenses was primarily attributable to reduced headcount related expenses, costs relating to reduced net sales and lower legal fees.

Net interest income and other income for 2003 was $1.7 million as compared to $1.7 million in 2001. Interest and other income for 2003 consists primarily of a realized gain of $1.5 million relating to the distribution of the Tripath Technology, Inc. shares in May 2003 and interest income. Interest and other income in 2001 consists primarily of interest income. The decrease in interest income of $0.2 million in 2003 as compare to $1.7 million in 2001 was primarily due to lower average cash balances due to the cash dividend of $17.4 million in February 2002 and lower interest rates during the period.

The Company’s effective tax benefit was 10% for 2003 as compared to an effective tax rate of 1% in 2001. The Company’s effective tax rate differed from the federal statutory rate in 2003 and 2001 primarily due to the utilization of prior year tax losses carried forward.

March 31, 2003 Quarter Compared to March 31, 2002 Quarter—Net sales for the quarter ended March 31, 2003 (“Q4 2003”) decreased 74% to $0.3 million, compared to net sales of $1.0 million for the quarter ended March 31, 2002 (“2002”). This decrease in net sales was mainly attributable the company selling its operating business to Opti Technologies in September 2002, therefore the Company had no product sales during Q4 2003 as compared to $1.0 million in net product sales in 2002, offset in part, by $0.3 million in royalty revenue received from Opti Technologies.

Gross margin for Q4 2003 increased to 100% as compared to approximately 46% in 2002. This increase in gross margin is attributable to all of the revenue received in Q4 2003 arising from license revenue which has no associated cost of goods sold as compared to product sales in 2002.

The Company had no R&D expenses for Q4 2003 and 2002. This was due to the Companies decision to terminate all future product development in July of 2001.

SG&A expenses in Q4 2003 were $385,000 as compared to $689,000 for 2002. This represented an approximately 44% decrease in SG&A expenses year over year. This decrease was primarily related to reduced headcount expenses and lower costs relating to reduced net sales.

Net interest and other income for Q4 2003 was $38,000 as compared to $85,000 in 2002. Interest and other income consists principally of interest income and has primarily decreased due to lower average cash balances resulting from a cash dividend of $17.4 million in February 2002 and lower interest rates during the period.

The Company’s had no effective tax rate for Q4 2003 and 2002.

2001 Compared to 2000—Net sales for 2001 decreased 67% to $7.6 million, compared to net sales of $23.2 million for the year ended December 31, 2000 (“2000”). This decrease in net sales was mainly attributable to a one-time fully paid license in the amount of $13.3 million that the Company received during 2000. Net product sales decreased 23% to $7.6 million as compared to net product sales of $9.9 million in 2000. This decrease in net product sales for 2001, was attributable to a decline in embedded core logic sales, offset in part, by an increase in USB controller sales.

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

R&D expenses for 2001 decreased approximately 9% to $509,000, compared to $559,000 in 2000. This decrease in R&D expenses in 2001 was related to the Companies decision to terminate all future product development in July of 2001.

SG&A expenses in 2001 were $4.3 million as compared to $7.0 million for 2000. This represented an approximately 39% decrease in SG&A expenses year over year. This decrease was primarily related to the reduction in costs and expenses in defending and settling the Crystal litigation of approximately $2.4 million, as well as decreased costs related to reduced headcount expenses and lower costs relating to reduced net sales.

Net interest and other income for 2001 was $1.7 million as compared to $2.1 million in 2000. Interest and other income consists principally of interest income and has primarily decreased to lower average interest rates in 2001 as compared to 2000, offset in part, by $0.2 million the Company received by selling its bankruptcy claim against TriTech Microelectronics of Singapore.

The Company’s effective tax rate was 1% for 2001 and 2% for 2000. The Company’s effective tax rate differed from the federal statutory rate in 2001 and 2000 primarily due to the utilization of prior year tax losses carried forward.

Liquidity and Capital Resources—The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In fiscal 2003, the Company provided cash from operations of approximately $0.7 million primarily due to a decrease in prepaid expenses and other assets of $1.0 million, inventory of $0.3 million and net income of $1.8 million, offset in part by the non cash gain of $1.5 million on the distribution of the shares of Tripath Technology, Inc., by a decrease in accrued expenses of $0.4 million and accrued employee compensation of $0.3 million. In the Transition Period 2002, the Company provided cash from operations of approximately $0.3 million primarily due to a reduction in accounts receivable of $0.9 million, offset in part, by an increase of prepaid expenses and other assets of $0.3 million and increase of inventory of $0.1 million and a net loss of $0.1 million.

The Company’s investing activities provided no cash in 2003 and provided approximately $8.9 million during 2002. The cash provided by investing activities was primarily attributable to the maturity of $8.9 million in short term investments.

In 2003, the Company had no financing activities and used approximately $17.5 million in 2002. The cash used in financing activities during 2002 related to the cash dividend that the Company paid in February 2002 of $1.50 per share.

In May 2003, the Company distributed a dividend of 0.1666 shares of Tripath stock on each of the Company’s Common Stock. The total value of the dividend was approximately $2.2 million.

As of March 31, 2003, the Company’s principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $15.0 million and working capital of approximately $15.1 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2003, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent auditors appear on pages F-1 through F-16 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 13, 2003 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	67	President, Chief Executive Officer and Chairman of the Board
Michael Mazzoni	40	Chief Financial Officer and Secretary
Kapil K. Nanda (1)(2)	57	Director
William H. Welling (1)(2)	69	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

Michael Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also currently serves as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, and has served in that role since January 2003. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software and development consulting company, which he founded in 1990. Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California.

William H. Welling was elected as a director in August 1998. He is currently Chairman and CEO of @Comm Corporation, a telecommunications software company. In August 2001, @Comm Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code. Since 1983 he has been Managing Partner of Venture Growth Associates, an investment firm. Mr. Welling also serves as a director on the boards of several private companies.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”) and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that, during the Last Fiscal Year, all Section 16(a) filing requirements applicable to the Company’s officers, directors and 10% shareholders were complied with.

Item 11.    Executive Compensation

The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 2003, 2002 (three month fiscal year) and 2001 to Bernard T. Marren and Michael Mazzoni (the “Named Officers”). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

	Fiscal Year		Annual Compensation			Long-Term Compensation Awards Options (#)	All Other Compensation
Name			Salary ($)	Bonus ($)
Bernard T. Marren	2003		$157,500	$250,000	(2)	—	$1,844	(4)
President and Chief Executive Officer	2002	(1)	$63,750	—		—	$4,781	(4)
	2001		255,000	—		—	$5,250	(4)
Michael Mazzoni	2003		102,047	165,000	(3)	—	$2,687	(4)
Chief Financial Officer	2002	(1)	37,500	—		—	$2,813	(4)
	2001		150,040	—		—	$5,250	(4)

(1)	Fiscal Year 2002 was a three month period from January 1, 2002 to March 31, 2002.
(2)	Mr. Marren received compensation in the amount of $150,000 as severance due to his termination a a full-time employee as of September 30, 2002.
(3)	Mr. Mazzoni received compensation in the amount of $150,000 as severance due to his termination as a full-time employee as of September 30, 2002.
(4)	These amounts are related to the 50% company match on 401K contributions.

Option Grants in Last Fiscal Year

The Company did not grant stock options to any of the Named Officers during fiscal year 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Officers exercised any options during fiscal year 2003 The following table provides information with respect to the value of the Named Officers’ unexercised options at March 31, 2003.

	Shares Acq. Exer.	Value Realized	Total Number of Unexercised Options at Fiscal Year End (#)		Total Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard T. Marren	—	—	100,000	—	$—	$—
Michael Mazzoni	—	—	—	—	—	—

(1)	Market value of the underlying securities based on the closing price of the Company’s Common Stock on March 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Except as otherwise indicated, the following nominee table sets forth the beneficial ownership of Common Stock of the Company as of June 12, 2003 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading “EXECUTIVE COMPENSATION—Summary Compensation Table;” (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of June 13, 2003 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company’s principal executive offices. A total of 11,633,903 shares of the Company’s Common Stock were issued and outstanding as of June 13, 2003.

	Shares Beneficially Owned
Name	Number	Percent
Bernard T. Marren(1)	127,333	1.1%
Michael Mazzoni	—	*
Kapil K. Nanda(2)	22,333	*
William H. Welling	14,333	*
Caxton International Ltd.(3)	849,000	7.2%
315 Enterprise Drive
Plainsboro, NJ 08536
Dimension Fund Advisors Inc.(4)	799,253	6.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
MG Capital Management LLC(5)	1,565,500	13.5%
1725 Kearny Street, No. 1
San Francisco, CA 94133
Raffles Associates LLP(6)	837,465	7.2%
450 Seventh Avenue, Ste 509
New York, NY 10123
S. Muoio & Co LLC(7)	585,000	5.0%
509 Madison Avenue, Ste 406
New York, NY 10022
All Directors and Executive Officers as a group (4 persons)(8)	163,999	1.4%

*	Represents less than one percent.
(1)	Includes 117,333 shares subject to stock option exercisable as of June 13, 2003 or within sixty (60) days thereafter.
(2)	Includes 18,333 shares subject to stock option exercisable as of June 13, 2003 or within sixty (60) days thereafter.
(3)	Information on holdings of Caxton International Ltd. is taken from a Schedule 13D/A filed on May 8, 2003. Caxton Associates, L.L.C. is the trading adviser to Caxton International. Bruce S. Kavner is Chairman of Caxton Associates.
(4)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 11, 2003. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Michael T. Scardina is Vice President and Chief Financial Officer of Dimensional Fund.
(5)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 21, 2003. Of the shares listed, 1,529,430 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.
(6)	Information on holdings of Raffles Associates LLP is taken from a Schedule 13G/A filed on May 2, 2003. Raffles Associates disclaims beneficial ownership of the shares.
(7)	Information on holdings of S. Muoio & Co LLC is taken from a Schedule 13G/A filed on March 11, 2003.
(8)	Includes shares pursuant to notes (1) and (2).

Item 13.    Certain Relationship and Related Transactions

Compensation Committee Interlocks and Insider Participation

None.

Certain Transactions

The Company’s policy is that it will not make loans to, or enter into other transactions with, directors, officers or affiliates unless such loans or transactions are (i) approved by a majority of the Company’s independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arm’s length transactions with unaffiliated third parties.

The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by California law.

Item 14.    Controls and Procedures

(a)    Within the 90 days prior to the date of filing this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goals, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The following financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

Page
Schedule Number	Description	Number
II	Valuation and Qualifying Accounts	S-1

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended. (1)
3.2	Registrant’s Bylaws. (1)
10.1	993 Stock Option Plan, as amended. (1)
10.2	1993 Director Stock Option Plan. (1)
10.3	1993 Employee Stock Purchase Plan. (1)
10.4	Form of Indemnification Agreement between Registrant and its officers and directors. (1)
10.6	OPTi Inc. 1993 Bonus Plan. (1)
10.10	Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994. (2)
10.11	Credit Agreement dated as of November 14, 1994 by and among OPTi Inc., certain banks therein named and Sumitomo Bank of California, as Agent. (2)
10.14	OPTi Inc. 1995 Nonstatutory Stock Option Plan. (3)
10.15	1996 Employee Stock Purchase Plan. (4)
10.16	1995 Employee Stock Option Plan, as amended. (5)
10.17	Patent license agreement between Intel Corporation and OPTi Inc. (6)
10.19	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies, Inc. dated as of September 30, 2002. (7)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

Exhibit Number	Description
24.1	Power of Attorney (see page 18, signature page).
99.1	Certification of the Chief Executive Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sabrines-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sabrines-Oxley Act of 2002.

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.
(4)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(5)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of fiscal 2003.

(c)	Exhibits. See Item 15 (a)(3) above.

(d)	Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, State of California on the day of June 27, 2002.

OPTi Inc.

By:	/s/ Bernard Marren

Bernard Marren Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bernard Marren and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 27, 2003

/s/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ KAPIL NANDA Kapil K. Nanda	Director	June 27, 2003

/s/ WILLIAM WELLING William Welling	Director	June 27, 2003

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard T. Marren, Chief Executive Officer of OPTi Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of OPTi Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Bernard T. Marren

Bernard T. Marren President, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Mazzoni, Chief Financial Officer of OPTi Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of OPTi Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Michael Mazzoni

Michael Mazzoni Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 2003, the three month period ended March 31, 2002, and for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. and subsidiaries, at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year ended March 31, 2003, the three month period ended March 31, 2002, and for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

June 6, 2003

OPTi Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$14,996	$14,332
Short-term investments	12	3,347
Accounts receivable, net of allowance for doubtful accounts of $2 in 2003 and $50 in 2002	268	182
Inventories	—	258
Prepaid expenses and other current assets	113	799

Total current assets	15,389	18,918
Property and equipment, at cost
Machinery and equipment	137	185
Furniture and fixtures	54	54

	191	239
Accumulated depreciation	(187)	(204)

	4	35
Other assets	—	287

Total assets	$15,393	$19,240

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49	$88
Accrued expenses	196	607
Accrued employee compensation	5	326
Deferred tax liability	—	65

Total current liabilities	250	1,086

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,633,903 in 2003, and 11,633,903 in 2002	15,053	15,597
Accumulated other comprehensive Income	3	2,557
Retained earnings	87	—

Total shareholders’ equity	15,143	18,154

Total liabilities and shareholders’ equity	$15,393	$19,240

See accompanying notes.

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended March 31, 2003	Three Months ended March 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Sales
Product Sales	$2,249	$1,029	$7,566	$9,887
Licence Sales	823	—	—	13,311

Net Sales	3,072	1,029	7,566	23,198

Costs and expenses
Cost of sales	1,289	554	3,555	6,453
Research and development	—	—	509	559
Selling, general and administrative	1,904	689	4,267	7,019

Total costs and expenses	3,193	1,243	8,331	14,031

Operating income (loss)	(121)	(214)	(765)	9,167
Interest income and other	1,748	85	1,655	2,138

Income (loss) before provision for income taxes	1,627	(129)	890	11,305
Provision (benefit) for income taxes	(165)	—	12	261

Net income (loss)	$1,792	$(129)	$878	$11,044

Basic net income (loss) per share	$0.15	($0.01)	$0.08	$0.95

Shares used in computing basic per share amounts	11,634	11,634	11,638	11,644

Diluted net income (loss) per share	$0.15	($0.01)	$0.08	$0.95

Shares used in computing diluted per share amounts	11,634	11,634	11,639	11,653

See accompanying notes.

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Accumulated Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 1999	11,620,970	$22,494	$—	$(1,312)	$21,182
Net income	—	—	—	11,044	11,044
Unrealized loss on marketable securities	—	—	25,088	—	25,088

Comprehensive income					36,132
Sale of common stock	34,333	152	—	—	152

Balance at December 31, 2000	11,655,303	22,646	25,088	9,732	57,466
Net income	—	—	—	878	878
Unrealized loss on marketable securities	—	—	(22,472)	—	(22,472)

Comprehensive loss					(21,594)
Repurchase of common stock	(21,400)	(79)	—	—	(79)

Balance at December 31, 2001	11,633,903	22,567	2,616	10,610	35,793
Net loss	—	—	—	(129)	(129)
Unrealized loss on marketable securities	—	—	(59)	—	(59)

Comprehensive loss					(188)
Cash dividend	—	(6,970)	—	(10,481)	(17,451)

Balance at March 31, 2002	11,633,903	15,597	2,557	0	18,154
Net income	—	—	—	1,792	1,792
Unrealized loss on marketable securities	—	—	(1,010)	—	(1,010)
Less: reclassification adjustment for non cash gain on Tripath Technology, Inc. stock distribution included in net income	—	—	(1,544)	—	(1,544)

Comprehensive loss					(762)
Tripath Technology Inc. stock dividend	—	(544)	—	(1,705)	(2,249)

Balance at March 31, 2003	11,633,903	$15,053	$3	$87	$15,143

See accompanying notes.

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31, 2003	Three Months ended March 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Operating activities
Net income (loss)	$1,792	$(129)	$878	$11,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31	10	212	465
Impairment on short-term investments	11	—	—	—
Loss on sale of OPTi Japan	—	—	—	(50)
Gain on Tripath Technology, Inc. stock distribution	(1,544)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	909	40	(61)
Inventories	258	(69)	951	(919)
Prepaid expenses and other assets	973	(297)	(71)	672
Accounts payable	(39)	(48)	(764)	488
Accrued expenses	(411)	(45)	(361)	(4,021)
Accrued employee compensation	(321)	11	6	(203)

Net cash provided by operating activities	664	342	891	7,415

Investing activities
Purchases of property and equipment	—	—	(115)	(44)
Sale of Property and equipment	—	—	15	41
Cash disposed of on sale of OPTi Japan, net of proceeds	—	—	—	(557)
Purchase of short term investments	—	—	(36,871)	(50,127)
Sale of short term investments	—	8,877	46,577	31,544

Net cash provided by (used in) investing activities	—	8,877	9,606	(19,143)

Financing activities
Proceeds from sale of common stock	—	—	—	152
Repurchase of common stock	—	—	(79)	—
Cash dividend	—	(17,451)	—	—

Net cash provided by (used in) financing activities	—	(17,451)	(79)	152
Net increase (decrease) in cash and cash equivalents	664	(8,232)	10,418	(11,576)
Cash and cash equivalents at beginning of year	14,332	22,564	12,146	23,722

Cash and cash equivalents at end of year	$14,996	$14,332	$22,564	$12,146

Supplemental cash flow information
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$2	$—	$51	$148

Supplemental disclosures of non-cash transactions
Distribution of Tripath Technology, Inc. shares	$2,249	$—	$—	$—

See accompanying notes.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company    OPTi Inc., a California corporation, is engaged in licensing it’s intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.

Change in Year-End    The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the “Transition Period”) precedes the start of the 2003 fiscal year. “2001” and “2000” refer to the years ended December 31, the Transition Period refers to the three months ended March 31, 2002 and “2003” refers to the twelve months ended March 31, 2003.

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

Revenue Recognition    The Company recognized product sales upon transfer of title, which typically is upon shipment and provides an allowance for the estimated return of product. Revenue from royalty arrangements is recognized when earned and when collectibility is probable.

Stock Based Compensation    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The Company has elected to continue to account for employee stock options in accordance with APB Opinion No. 25 and has adopted the “disclosure only” alternative described in FAS 123. The following table illustrates the effect on net income (loss) had the Company elected to account for options under FAS 123.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

	2003	2002	2001	2000
Net income (loss) as reported	$1,792	$(129)	$878	$11,044
less: Total stock-based employee compensation expense under fair value based methods for all awards, net of related tax effects	—	—	(120)	(223)

Pro forma net income (loss)	$1,792	$(129)	$758	$10,821

Pro forma basic net income (loss) per share	$0.15	$(0.01)	$0.07	$0.93

Pro forma diluted net income (loss) per share	$0.15	$(0.01)	$0.07	$0.93

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income    Comprehensive income includes net earnings as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities recorded net of tax.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after March 31, 2003. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted the disclosure provisions for this Form 10-K. It will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on its financial position, results of operations or cash flows.

Note 2—Liquidation of the Company

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

The consolidated financial statements of the Company as of March 31, 2003 and 2002, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company’s assets. Accounts that may require adjustments of recorded amounts relate primarily to other liabilities of the Company including additional costs for severance.

Note 3—Sale of the Operating Business

On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company $275,000 in licensing fees and acquire OPTi’s existing inventory at cost. The Company received $344,000 ($275,000 for the license and $69,000 as a partial payment on the purchase of inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to a quarterly royalty for the sale of its core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. The maximum amount of licensing and royalties to be paid to the Company from Opti Technologies, Inc. is $1,225,000. As of March 31, 2003, the Company had recognized approximately $823,000 of licensing and royalties from Opti Technologies, Inc.

Note 4—Inventories

A summary of inventories at March 31, is as follows (in thousands):

	2003	2002
Finished Goods	$—	$139
Work in Process	—	119

Total Inventory	$—	$258

On September 30, 2002, the Company announced that it had sold its operating activities to Opti Technologies, Inc., an unrelated third party. As part of this transaction, the Company sold all of its existing inventory at cost to Opti Technologies, Inc.

Note 5—Cash Equivalents and Marketable Securities

The following is a summary of available for sale securities as of March 31, 2003 and 2002:

	2003			2002
	Amortized Cost	Gross Unrealized Gains	Gross Estimated Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Estimated Fair Value
Cash	$14,996	—	$14,996	$14,332	—	$14,332
Investment in Tripath Technology	9	3	12	725	2,622	3,347

	15,005	3	15,008	15,057	2,622	17,679

Reported as:
Cash and cash equivalents	14,996	—	14,996	14,332	—	14,332
Short-term investments	9	3	12	725	2,622	3,347

	$15,005	3	$15,008	$15,057	2,622	$17,679

At March 31, 2003 and 2002, net unrealized losses/gain on marketable securities have been included in the Company’s Statement of Shareholders Equity, less the associated deferred tax liability of $ 0 and $65,000, respectively.

Note 6—Shareholders’ Equity

Preferred Stock

The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

Stock Option Plans

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002	2001	2000
Expected Life	4.8 years	4.8 years	4.8 years	4.8 years
Expected volatility	0.53	1.55	0.58	0.88
Risk Free Interest Rate	2.90%	3.90%	4.50%	6.28%

The weighted average fair value of options granted under all employee stock option plans was $1.27, $2.74 and $2.86 for the years ending 2003, 2002, and 2000, respectively. No options were granted to employees during fiscal year 2001.

1993 Stock Option Plan

The Company’s 1993 Stock Option Plan (the “1993 Plan”), which was adopted in February 1993, provides for the granting of 8,066,478 incentive stock options to employees or for the granting of nonstatutory stock options to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding
	Shares	Weighted Ave Exercise Price
Outstanding at December 31, 1999	161,937	$5.15
Granted	—	$—
Exercised	(10,000)	$5.32
Canceled	(51,937)	$6.13

Outstanding at December 31, 2000	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2001	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2003	100,000	$4.63

Approximately 100,000 options outstanding were exercisable as of March 31, 2003, 2002 and December 2001 and 2000, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2003, was $4.63.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), which was adopted in August 1995, provides for the granting of up to 2,500,000 nonstatutory stock options to employees and consultants of the Company. The Board of Directors determines the term of each option, the option price and the condition under which the option becomes exercisable. The options generally vest over four years from the date of grant and expire ten years from the date of grant.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1995 Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at December 31, 1999	49,813	$5.15
Granted	180,000	$3.76
Exercised	(24,333)	$4.05
Canceled	(94,480)	$4.38

Outstanding at December 31, 2000	107,000	$3.76
Granted	—	$—
Exercised	—	$—
Canceled	(71,000)	$3.77

Outstanding at December 31, 2001	36,000	$3.75
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	36,000	$3.75
Granted	—	$—
Exercised	—	$—
Canceled	(36,000)	$3.75

Outstanding at March 31, 2003	—	$—

Approximately 0, 36,000, 36,000, and 58,500 options outstanding were exercisable as of March 31, 2003 and 2002 and December 31, 2001 and 2000, respectively.

1993 Director Stock Option Plan

In February 1993, the Company adopted the 1993 Director Stock Option Plan (the “Director Plan”) and reserved 50,000 shares of common stock for issuance thereunder. Under this plan, non-employee directors are granted options to purchase common stock at 100% of fair market value on dates specified in the plan. The options generally vest over four years from the date of grant and expire ten years from the date of grant. In May 1996, the Company’s shareholders authorized an additional 50,000 shares for grant under the plan.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1993 Director Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at December 31, 1999	34,666	$6.99
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2000	34,666	$6.99
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2001	34,666	$6.99
Granted	12,000	$2.74
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	46,666	$5.90
Granted	8,000	$1.27
Exercised	—	$—
Canceled	(4,000)	$2.74

Outstanding at March 31, 2003	50,666	$4.89

Approximately 36,666, 34,666, 34,666 and 34,666 options outstanding were exercisable as of March 31, 2003 and 2002 and December 31, 2001 and 2000, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2003 was $4.89.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding under all plans at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	8,000	9.83	$1.27	—	—
$2.74	8,000	8.83	$2.74	2,000	$2.74
$4.63	100,000	5.72	$4.63	100,000	$4.63
$5.31 – 7.50	34,666	3.40	$6.99	34,666	$6.99

1993 Employee Stock Purchase Plan

In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2003, 149,399 shares were issued under the Purchase Plan.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2003, 249,998 shares were issued under the Purchase Plan.

Warrants

The Company issued a warrant to Creative Technology Ltd in November 1997 as part of the asset purchase agreement entered into between the companies. The warrant allows Creative Technology to purchase 200,000 shares of common stock at the purchase price of $10.00 per share. The warrant expired on November 25, 2002.

Common Stock Reserved

At March 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

1993 Employee Stock Purchase Plan	601
1996 Employee Stock Purchase Plan	2
1993 Directors Stock Option Plan	65,334
1993 Stock Option Plan (including the Evergreen Plan)	734,210
1995 Stock Option Plan	1,457,275

Totals	2,257,422

Note 7—Commitments

The Company leases its facilities under a noncancelable operating lease. At March 31, 2003, future minimum commitments related to this lease was $49,000.

2004	$49

Total	$49

Rental expense for operating leases amounted to $72,000, $10,000, $527,000, and $431,000 for the periods ended March 31, 2003 and 2002 and December 31, 2001 and 2000, respectively.

Note 8—Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc. At March 31, 2003 substantially all of the Company’s accounts receivable balance is with this company. To the extent that Opti Technologies is unable to continue selling products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted. Substantially all of the Company’s accounts receivable balance at March 31, 2003 was collected subsequent to March 31, 2003.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Geographic Segments

Net product sales by the geographic location of the Company’s customers, based on shipped to location, are summarized by geographic areas as follows (in thousands):

	Year Ended March 31, 2003	Quarter Ended March 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Taiwan	$1,055	$475	$2,539	$2,055
Japan	146	73	1,916	2,065
USA	366	152	1,887	4,251
Hong Kong	598	288	1,109	1,032
Other Far East	41	39	30	323
Europe/Other	43	2	85	161

Total Export Sales	$2,249	$1,029	$7,566	$9,887

The Company anticipates no future product sales.

Note 10—Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2003	2002	2001	2000
Federal:
Current	$(122)	$—	$12	$181
Deferred	—	—	—	—

	(122)	—	12	181
State:
Current	(43)	—	—	30
Deferred	—	—	—	—

	—	—	—	30
Foreign:
Current	—	—	—	50
Deferred	—	—	—	—

	—	—	—	50

Total	$(165)	$—	$12	$261

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

	2003	2002	2001	2000
Income tax provision (benefit) computed at the federal statutory rate	$651	$(52)	$311	$3,957
Net operating losses not benefited	—	52	—	—
Benefit of net operating income	(816)	—	(311)	(3,957)
Alternative minimum taxes	—	—	12	211
Foreign Taxes	—	—	—	50
Other individually immaterial items	—	—	—	—

	$(165)	$—	$12	$261

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	2003	2002
Deferred tax assets:
Inventory Reserve	$—	$230
Credit carryforwards	4,728	4,729
Depreciation and amortization	29	908
Accounts receivable reserve	1	20
Net operating losses	4,037	3,557
Reserve for sales return	—	10
Other individual immaterial items	—	164

Total deferred tax assets	8,795	9,517
Valuation Allowance	(8,795)	(8,568)

	—	1,049

Deferred tax liabilities:
Unrealized gain on investment	—	(1,049)

Net deferred tax liability	$—	$0

At March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $9.9 million and $11.4 million, respectively, expiring in the years 2008 through 2023. At March 31, 2003, the Company had tax credit carryovers of approximately $2.6 million and $3.2 million for federal and state purposes, expiring in the years 2006 through 2018. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $27 million that will not expire.

The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) $0.2 million, $(4.7) million, $9.0 million, and ($15.2) million during 2003, 2002, 2001 and 2000, respectively.

Note 11—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2003, 2002 and 2001, the amount of the Company contribution to the 401K plan was approximately $11,000, $13,000 and $50,000, respectively. Administrative costs of the plan are immaterial.

Note 12—Contingencies

The Company from time to time has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operation and cash flows.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Distributions to Shareholders

On January 25, 2002, the Company announced that its Board of Directors had declared a cash dividend of $1.50 per share on each share of the Company’s common stock. A total dividend of approximately $17.5 million was paid on February 15, 2002.

On April 10, 2002, the Company’s Board of Directors declared a distribution of its holdings of common stock in Tripath Technology, Inc. (Nasdaq NM: TRPH) to its shareholders. OPTi distributed a dividend of 0.1666 shares of Tripath stock on each of the Company’s common stock. The record date for the dividend was April 24, 2002 and the dividend distribution date was May 30, 2002. The total value of the dividend was approximately $2.2 million. The Company recognized a gain of $1.5 million from the realized gain of the Tripath shares.

Note 14—Subsequent Events (unaudited)

On June 26, 2003, the Company and National Semiconductor Corporation (“NSC”) reached a Settlement and Patent License Agreement in regards to the claim filed by the Company against NSC in April 2002, and NSC’s counterclaim filed against the Company in September 2002.

The license agreement grants NSC a non-exclusive, perpetual, royalty-free, worldwide license under the OPTi patents at issue in the April 2002 claim and also grants to OPTi a non-exclusive, perpetual, royalty-free, worldwide license under the NSC patent at issue in the September 2002 counterclaim.

Concurrent with the execution of this agreement NSC made a one-time payment to OPTi. Both parties shall also execute a Stipulation and Order of Dismissal, whereby the parties shall dismiss with prejudice all claims and counterclaims asserted against each other.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year ended March 31, 2003

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$1,835	$689	$281	$266
Cost of revenues	$1,098	$191	$—	$—
Gross profit	$737	$498	$281	$266
Operating profit (loss)	$104	$(48)	$(60)	$(118)
Net profit (loss)	$1,705	$165	$(7)	$(81)
Basic and diluted net profit (loss) per share	$0.15	$0.01	$0.00	$(0.01)
Shares used to compute basic and diluted net profit (loss) per share	11,634	11,634	11,634	11,634

Three Months ended March 31, 2002

	Mar 31
Net revenues	$1,029
Cost of revenues	$554
Gross profit	$475
Operating loss	$(214)
Net loss	$(129)
Basic and diluted net loss per share	$(0.01)
Shares used to compute basic and diluted net loss per share	11,634

Year Ended December 31, 2001

	Mar 31	Jun 30	Sep 30	Dec 31
Net revenues	$2,117	$1,655	$1,272	$2,522
Cost of revenues	$1,174	$956	$543	$882
Gross profit	$943	$699	$729	$1,640
Operating profit (loss)	$6	$(387)	$(566)	$182
Net profit	$444	$47	$6	$381
Basic and diluted net profit per share	$0.04	$0.00	$0.00	$0.03
Shares used to compute basic net profit per share	11,647	11,634	11,634	11,634
Shares used to compute diluted net profit per share	11,654	11,634	11,634	11,634

OPTi Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts	$151	$127	$78	(1)	$200

Year ended December 31, 2001
Allowance for doubtful accounts	$200	$—	$150	(2)	$50

Year ended March 31, 2002
Allowance for doubtful accounts	$50	$—	$—		$50

Year ended March 31, 2003
Allowance for doubtful accounts	$50	$—	$48	(2)	$2

(1)	Represents specific write-off of accounts.
(2)	Represents a reduction in the reserve.

S-1