Form 10-Q
period 2003-06-30
OPTI INC
filed 2003-08-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from:

Commission File Number 0-21422

OPTi Inc.

(exact name of registrant as specified in this charter)

California	77-0220697
(State or other jurisdiction of	(I.R.S. Employer
incorporated or organization)	Identification No.)

880 Maude Avenue, Suite A, Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (650) 625-8787

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of June 30, 2003 was 11,633,903

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2003

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2003	2002
	(000’s omitted, except per share data)
Revenue
Product	$—	$1,835
License and royalties	584	—

Net Sales	584	1,835
Costs and expenses
Cost of sales	—	1,098
Selling, general, and administrative	256	633

Total costs and expenses	256	1,731

Operating income	328	104
Interest and other income, net	35	1,601

Income before income tax provision	363	1,705
Income tax provision	—	—

Net income	$363	$1,705

Basic net income per share	$0.03	$0.15

Diluted net income per share	$0.03	$0.15

Shares used in computing basic per share amounts	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	Unaudited	Audited
	(000's omitted)
Assets
Current assets
Cash and cash equivalents	$15,351	$14,996
Short-term investments	41	12
Accounts receivable, net	157	268
Other current assets	242	113

Total current assets	15,791	15,389
Property and equipment, net	2	4

Total assets	$15,793	$15,393

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$86	$49
Accrued expenses	163	196
Accrued employee expenses	9	5

Total current liabilities	258	250
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock, no par value
Authorized shares – 50,000
Issued and outstanding shares – 11,634 at June 30, 2003 and March 31, 2003	15,053	15,053
Accumulated other comprehensive income	32	3
Retained earnings	450	87

Total shareholders’ equity	15,535	15,143

Total liabilities and shareholders’ equity	$15,793	$15,393

*	The balance sheet of March 31, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended June 30,
	2003	2002
	(000’s omitted)
Operating Activities:
Net income	$363	$1,705
Adjustments:
Depreciation	2	10
Gain on Tripath Technology distribution	—	(1,544)
Changes in assets and liabilities:
Accounts receivable	111	(210)
Inventories	—	(117)
Other assets	(129)	448
Accounts payable	37	12
Accrued expenses	(33)	(261)
Accrued employee expenses	4	59

Net cash provided by operating activities	355	102

Investing Activities:
Net cash provided by investing activities	—	—

Financing Activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	355	102
Cash and cash equivalents beginning of period	14,996	14,332

Cash and cash equivalents end of period	$15,351	$14,434

The accompany notes are an integral part of these condensed consolidated financial statements.

5

O PTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

1.	Basis of presentation and Recent Accounting Pronouncements

The information at June 30, 2003 and for the three month periods ended June 30, 2003 and 2002, are unaudited, but includes all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2003.

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

The Company does not intend to return to an operating business and intends no future research and development related to product development. All future revenue will be generated through royalties from Opti Technologies or from the licensing of the Company’s intellectual property. The Company may decide in the near future to again pursue the voluntary plan of liquidation and dissolution.

The consolidated financial statements of the Company as of June 30, 2003 and March 31, 2003, respectively, were prepared under generally accepted accounting principles for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company’s assets. Amounts that may be affected include those related to the carrying value of property, plant and equipment as well as possible adjustments of amount related to other assets and liabilities of the Company including additional costs for severance.

Sale of the Operating Business

On September 30, 2002, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the licensing fees and $69,000 as a partial payment on the purchase of the inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to quarterly royalties for the sale of its core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. As of June 30, 2003, the Company had received a total of $981,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after March 31, 2003. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for our financial statements included in the last Form 10-K. The Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services. Adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the proforma a effect in interim financial statements. The Company adopted the disclosure provisions in its last form 10-K. It will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion N. 25, “Accounting for Stock Issued to employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS No. 148 did not have a material effect on its financial position, results of operations or cash flows.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,
	2003	2002
Net income:
As reported	$363	$1,705
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	—	—

Pro forma net income	$363	$1,705

Pro forma basic net income per share	$0.03	$0.15

Pro forma diluted net income per share	$0.03	$0.15

2. Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options. At June 30, 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months ended June 30,
	2003	2002
Net Income	$363	$1,705

Weighted average number of common shares outstanding	11,634	11,634

Basic net income per share	$0.03	$0.15

Weighted average number of common shares outstanding	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted net income per share	11,634	11,634

Diluted net income per share	$0.03	$0.15

3. Short-term investments

The following is a summary of available for sale securities as of June 30, 2003 and March 31, 2003:

	June 30, 2003			March 31, 2003
	Amortized	Gross Unrealized	Estimated Fair	Amortized	Gross Unrealized	Estimated Fair
	Cost	Gains	Value	Cost	Gains	Value
Cash	$15,351	—	$15,351	$14,996	—	$14,996
Investment in Tripath Technologies Inc.	9	$32	41	9	$3	12

	$15,360	$32	$15,392	$15,005	$3	$15,008

Reported as:
Cash and cash equivalents	$15,351	—	$15,351	$14,996	—	$14,996
Short-term investments	9	$32	41	9	$3	12

	$15,360	$32	$15,392	$15,005	$3	$15,008

At June 30, 2003 and March 31, 2003, net realized gains on marketable securities have been included in the Company’s shareholders’ equity, as accumulated other comprehensive income.

4. Segment information

Sales of the Company’s products based on customer location for the three months ended June 30, 2002 were as follows (in thousands):

Three months ended June 30,
2002
Taiwan	$958
Hong Kong	411
United States	310
Japan	108
Other Far East	41
Europe & Other	7

Total Net Sales	$1,835

The Company had no product sales for the period ended June 30, 2003.

5.	Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc. At June 30, 2003 substantially all of the Company’s accounts receivable balance is with this company. To the extent that Opti Technologies is unable to continue selling the products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted. Substantially, all of the Company’s accounts receivable balance at June 30, 2003 was collected subsequent to June 30, 2003.

6. Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,
	2003	2002
Net income, as reported	$363	$1,705
Other comprehensive gain (loss)
Unrealized loss on marketable securities	29	(977)
Less: reclassification adjustment for non cash gain on Tripath Technology, Inc. stock distribution included in net income	—	(1,544)

Comprehensive income (loss)	$392	$(816)

Other comprehensive income (loss) at June 30, 2003 and March 31, 2003, includes unrealized gains (losses) on marketable securities.

7. Contingencies

The Company has from time to time been notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

8. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

9. Taxes

The Company did not record any tax provisions for the quarters ended June 30, 2003 and 2002. The Company’s provisions for income taxes for the quarters ended June 30, 2003 and 2002 differed from the tax provisions that would be derived from applying the federal statutory rate to the profit before taxes primarily due to deductions not previously benefited.

10. Distribution of Tripath shares

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

11. Revenue

During the quarter ended June 30, 2003, approximately $159,000 of the revenues in the period related to royalty revenue with the remaining revenue related to a nonrecurring license fee.

12. National Semiconductor Settlement

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

Concurrent with the execution of this agreement NSC made a one-time payment to OPTi, which was recorded as license revenue. Both parties also executed a Stipulation and Order of Dismissal, whereby the parties shall dismiss with prejudice all claims and counterclaims asserted against each other.

Item 2.	Management ’s Discussion and Analysis of Financial Conditions and Results of Operations

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

OPTi was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company announced that it had sold its operating business to Opti Technologies, Inc., an unrelated third party. In the future the Company will pursue revenue from two sources: a royalty stream from the license given to Opti Technologies, Inc. and the pursuit of claims from its intellectual property. The Company anticipates that it will receive royalties from Opti Technologies of approximately $500,000 during fiscal year 2004 and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated license efforts.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reported period. There can be assurance that actual results will not differ from those estimates.

Contingencies

From time to time we are subject to proceedings, lawsuits and other claims related to labor, products and other matters. We are required to assess the likelihood of any adverse judgements or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 – Net revenues for the first quarter ended June 30, 2003 were $584,000, as compared to net revenues of $1,835,000 for the quarter ended June 30, 2002. The decrease in net revenues for the three months ending June 30, 2003, as compared to the three months period ending June 30, 2002, was due to the Company’s decision to sell the operating business in September 2002. All revenues for the first quarter ended June 30, 2003, relate to a one-time license agreement with National Semiconductor Corporation and royalties from a license agreement entered into with Opti Technologies, Inc. as compared to the quarter ended June 30, 2002, where all sales were derived from the sale of products. The Company anticipates that it will receive royalties from Opti Technologies, Inc. of approximately $500,000 during fiscal year 2004 and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated license efforts.

The Company had no cost of sales for the quarter ended June 30, 2003 as compared to a cost of sales of $1,098,000 for the quarter ended June 30, 2002, as revenue for the June 30, 2003 quarter was from licensees and royalties and carried no related cost of sales.

The Company had no research and development costs for the quarters ended June 30, 2003 and 2002. As of June 30, 2003, the Company had no research and development employees. The Company does not intend to return to an operating business and intends no further research and development related to product development.

Selling, general and administrative costs were $256,000 in the quarter ended June 30, 2003 as compared with $633,000 in the comparable period of fiscal 2003. The decrease in selling, general and administrative costs for the three month period ended June 30, 2003 as compared to the three month period ending June 30, 2002 is primarily attributable to lower headcount related expenses and legal costs.

Interest and other income, net was $35,000 and $1,601,000 for the quarters ended June 30, 2003 and 2002, respectively. The decrease in interest and other income for the comparable periods is primarily due to a $1,544,000 gain on the distribution of Tripath Technology, Inc. stock in May 2002.

The Company did not record any tax provision during the quarters ended June 30, 2003 and 2002. The Company’s provisions for income taxes for the quarters ended June 30, 2003 and 2002 differed from the tax provisions that would be derived from applying the federal statutory rate to the profit before taxes primarily due to deductions not previously benefited.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $15,392,00 at June 30, 2003 from $15,008,000 at March 31, 2003. The increase in cash, cash equivalents and short-term investments of approximately $0.4 million from March 31, 2003 to June 30, 2003, primarily relates to net income for the period. Working capital as of June 30, 2003 increased to $15,533,000 from $15,139,000 at March 31, 2003, this increase also relates primarily to the net income during the period. During the first three months of fiscal 2004, operating activities generated $0.4 million of cash. Cash generated from operating activities was primarily due to net income of $363,000 and a decrease in accounts receivable of $111,000, partially offset by, a $129,000 increase in other current assets. The Company had no investing and financing activities during the three month period ending June 30, 2003.

At June 30, 2003 the Company’s principal source of liquidity included cash, cash equivalents and short-term investments of approximately $15.4 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company has from time to time been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operation and cash flows.

The Company does not intend to return to an operating business and intends no future research and development related to product development. All future revenue will be generated through royalties from Opti Technologies or from the licensing of the Company’s intellectual property. The Company may decide in the near future to again pursue the voluntary plan of liquidation and dissolution.

Factors Affecting Earnings and Stock Price

    Plan of Liquidation

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

    Listing of OPTi Common Stock on Nasdaq

Our common stock will continue to trade on the NASDAQ national Market as long as we continue to meet NASDAQ’s listing maintenance standards. If our common stock is delisted from NASDAQ, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequentially, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the NASDAQ requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our shares continue to trade on the NASDAQ National Market:

–	Our stockholders’ equity must equal or exceed $10 million or our net tangible assets must equal or exceed $4 million; and
–	The minimum daily per share bid price for our stock must equal or exceed $1.
–	We meet the Nasdaq’s corporate governance requirements for having an adequate number of independent directors on our audit committee.

If we fail to meet NASDAQ’s minimum bid price criterion for 30 consecutive business days, NASDAQ will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

With respect to the Nasdaq’s independent directors requirement, since the resignation of one of our independent directors in December 2002, we have had only two independent directors on our Board and our audit committee. The Nasdaq requires that issuers who are not considered “Small Business Filers” have an audit committee composed of three independent directors. Small Business Filers are allowed to have only two independent directors. We have exchanged correspondence with the Nasdaq and we believe that we will either be able to qualify as a Small Business Filer or otherwise meet Nasdaq’s corporate governance requirements and therefore avoid being delisted. However, Nasdaq has not yet agreed that our proposal to meet their corporate governance requirements is acceptable to them and it is possible that we could be delisted for failure to meet their listing requirements.

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

Dependence on a Single Source of Revenue

As the Company continues to pursue its patent infringement claims against third parties, its sole current significant ongoing revenue stream is its royalty payments from Opti Technologies, Inc., the unaffiliated third party to whom the Company sold rights to its product lines in September 2002. Should the business of Opti Technologies, Inc. become disrupted for any reason or should Opti Technologies become unable or unwilling to continue the remaining royalty payments to the Company, the Company’s revenue would be severely affected. As of June 30, 2003, the Company had received a total of $981,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000.

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended June 30, 2003, the Company reached settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one-time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements similar to our settlement with National Semiconductor will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its quarterly operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sale existing products, inventory adjustments, changes in the availability of foundry capacity, changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results in any given period may be adversely impacted by one or more of these factors that may affect the Company directly or licensees of its technology.

Limited Trading Volume

Since January 1, 2003, the average trading volume of shares of our common stock has been less than 32,000 shares per day. Our trading volume during that period has ranged from no activity to 867,400 shares. Therefore, investors in our stock may find liquidity in our shares to be limited.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2003, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended June 30, 2003. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Part II. Other Information

Item 1.	Legal Proceedings

See litigation section on page 10 of this report.

Item 2.	Changes in Securities.

Not applicable and has been omitted.

Item 3.	Defaults on Senior Securities.

Not applicable and has been omitted.

Item 4.	Submission of Matters to a Vote of Shareholders.

Not applicable and has been omitted.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with rule 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None reported.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTI INC.

Date: 8/14/03	By:	/s/ MICHAEL MAZZONI
Michael Mazzoni Signing on behalf of the Registrant and as Chief Financial Officer