Form 10-Q
period 2003-09-30
OPTI INC
filed 2003-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 at the Exchange Act):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of September 30, 2003 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2003

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue
Product	$—	$414	$—	$2,249
License and royalties	152	275	736	275

Net Sales	152	689	736	2,524
Costs and expenses
Cost of sales	—	191	—	1,289
Selling, general and administrative	233	546	489	1,179

Total costs and expenses	233	737	489	2,468

Operating income (loss)	(81)	(48)	247	56
Interest and other income, net	32	57	67	1,658

Income (loss) before income tax provision (benefit)	(49)	9	314	1,714
Income tax provision (benefit)	—	(165)	—	(165)

Net income (loss)	$(49)	$174	$314	$1,879

Basic net income per share	$0.00	$0.01	$0.03	$0.16

Diluted net income per share	$0.00	$0.01	$0.03	$0.16

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	March 31, 2003
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$15,348	$14,996
Short-term investments	196	12
Accounts receivable, net	152	268
Other current assets	144	113

Total current assets	15,840	15,389
Property and equipment, net	1	4

Total assets	$15,841	$15,393

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$21	$49
Accrued expenses	167	196
Accrued employee expenses	12	5

Total current liabilities	200	250
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value Authorized shares—5,000 No shares issued or outstanding	—	—
Common stock, no par value Authorized shares—50,000 Issued and outstanding—11,634 at September 30, and March 31, 2003	15,053	15,053
Accumulated other comprehensive income	187	3
Retained earnings	401	87

Total shareholders’ equity	15,641	15,143

Total liabilities and shareholders’ equity	$15,841	$15,393

*	The balance sheet of March 31, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2003	2002
Operating Activities:
Net income	$314	$1,879
Adjustments:
Depreciation	3	19
Impairment on short-term investments	—	12
Gain on Tripath Technology distribution	—	(1,544)
Changes in assets and liabilities:
Accounts receivable	116	123
Inventories	—	258
Other assets	(31)	358
Accounts payable	(28)	(29)
Accrued expenses	(29)	(380)
Accrued employee expenses	7	(224)

Net cash provided by operating activities	352	472
Investing Activities:
Net cash provided by investing activities	—	—
Financing Activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	352	472
Cash and cash equivalents beginning of period	14,996	14,332

Cash and cash equivalents end of period	$15,348	$14,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1. Basis of Presentation

The information at September 30, 2003 and for the three and six-month periods ended September 30, 2003 and 2002, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 203.

Sale of Product Fabrication, Distribution and Sales Operations

On September 30, 2002, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the licensing fees and partial payment on the purchase of inventory) in September and the balance of $35,000, for inventory, on October 1, 2002. The Company is also entitled to quarterly royalty payments for the sale of it core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. As of September 30, 2003, the Company has received approximately $980,000 and accrued an additional $152,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies are $1,500,000.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after March 31, 2003. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally indemnifies, under predetermined conditions, its customers for infringement of third party intellectual property rights by its products or services. To date such costs have been immaterial. Adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, SFAS No. 148 did not have a material effect on it financial position, results of operations or cash flows.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined using the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months September 30,		Six Months September 30,
	2003	2002	2003	2002
Net income (loss) :
As reported	$(49)	$174	$314	$1,879
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$(49)	$174	$314	$1,879

Pro forma basic net income (loss) per share	$0.00	$0.01	$0.03	$0.16

Pro forma diluted net income (loss) per share	$0.00	$0.01	$0.03	$0.16

2. Net Income (Loss)

Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalents shares consist of stock options. At September 30, 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(49)	$174	$314	$1,879

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net income (loss) per share	$0.00	$0.01	$0.03	$0.16

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net income (loss) per share	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$0.00	$0.01	$0.03	$0.16

3. Short-term investments

The following is a summary of available for sale securities as of September 30, 2003 and March 31, 2003 (in thousands):

	September 30, 2003			March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$15,348	—	$15,348	$14,996	—	$14,996
Investment in Tripath Technologies, Inc.	9	$187	196	9	$3	12

	$15,357	$187	$15,544	$15,005	$3	$15,008

Reported as:
Cash and cash equivalents	$15,348	—	$15,348	$14,996	—	$14,996
Short-term investments	9	$187	$196	9	$3	12

	$15,357	$187	$15,544	$15,005	$3	$15,008

At September 30, 2003 and March 31, 2003, net realized gains on marketable securities have been included in the Company’s shareholders’ equity, as accumulated other comprehensive income.

4. Segment Information

Sales of the Company’s products based on customer location for the three and six-months ended September 30, 2002 were as follows (in thousands):

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
Taiwan	$97	$1,055
Hong Kong	188	599
United States	47	357
Japan	38	146
Other Far East	7	48
Europe & Other	37	44

Total Net Sales	$414	$2,249

The Company had no product sales for the three and six-month periods ended September 30, 2003.

5. Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc., an unrelated third party. At September 30, 2003, substantially all of the Company’s accounts receivable balance is with this company.

To the extent that Opti Technologies is unable to continue selling the products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted. Substantially, all of the Company’s accounts receivable balance at September 30, 2003 was collected subsequent to September 30, 2003.

6. Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(49)	$174	$314	$1,879
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	155	(36)	184	(1,001)
Less: reclassification adjustment for non cash gain on Tripath Technologies, Inc. stock distribution included in net income	—	—	—	(1,544)

Comprehensive income (loss)	$106	$138	$498	$(690)

7. Contingencies

The Company has from time to time been notified of claims that it may be infringing patents, maskworks rights or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such maters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

8. Use of estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

9. Taxes

The Company recorded no tax provisions for the three and six-month periods ending September 30, 2003. In the three and six-month periods ended September 30, 2002, the Company recorded a tax benefit of $165,000. This tax benefit related primarily to the recognition of certain tax benefits that were previously reserved.

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

11. Revenue

During the three and six-month periods ending September 30, 2003, the Company recognized royalty revenue of $152,000 and $311,000, respectively. The remaining revenue in the six-month period ending September 30, 2003 related to a non recurring license fee.

12. National Semiconductor Settlement

On June 26, 2003, the Company and National Semiconductor Corporation (“NSC”) reached a Settlement and Patent License Agreement in regards to a claim filed by the Company against NSC in April 2002, and NSC’s counterclaim filed against the Company in September 2002.

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

13. Nasdaq Inquiries

During September 2003, the Nasdaq National Market advised OPTi that OPTi had satisfied the Nasdaq staff’s inquiry regarding the Company’s compliance with the Nasdaq’s corporate governance listing requirements by appointing Stephen Diamond as an independent director to fill a vacancy on the Company’s Board and its audit committee.

Later in September 2003, the Nasdaq staff requested information from the Company regarding whether the Company’s operations were continuing at a level and type consistent with the Nasdaq’s qualitative listing criteria. The Company has replied to the Nasdaq’s request and believes that the Nasdaq staff is currently reviewing the reply.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results Of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the ability of licensee to continue to sale the licensed products, market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry and in general and other maters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

Opti was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. In addition, the Company believes that certain of its patented technology is in widespread unlicensed use and the company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users.

In the future the Company will pursue revenue from two sources: a royalty stream from the license given to Opti Technologies, Inc., an unrelated third party, and the pursuit of other licenses from users of its intellectual property. The Company anticipates that it will record revenues from Opti Technologies of approximately $250,000 during the balance of fiscal year 2004 and does not expect to receive additional significant revenue other than through the pursuit of its licensing efforts and associated patent infringement claims.

Critical Accounting Policy

We have identified the policy below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to this policy on our business is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. There can be assurance that actual results will not differ from those estimates.

Contingencies

From time to time we are subject to proceedings, lawsuits and other claims related to labor, products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each mater or changes in approach such as a change in settlement strategy in dealing with these matters.

Fiscal 2004 Compared to Fiscal 2003

Revenue

Net revenues for the second quarter ended September 30, 2003 were $152,000, as compared to net revenues of $689,000 for the quarter ended September 30, 2002. The decrease in net revenue for the three-month period ending September 30, 2003, as compared to the three-month period ending September 30, 2002, was due to the sale of the product fabrication, distribution and sales operations to Opti Technologies, Inc. on September 30, 2002. During the quarter ended September 30, 2003, the Company had no product sales versus product revenue in the quarter ended September 30, 2002 of $414,000. Net revenues for the first six months of fiscal 2004 were $736,000 as compared to $2,524,000 for the first six months of fiscal 2003. The decrease in net revenues for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 were attributable to the sale of the product fabrication, distribution and sales operations, offset in part, by an increase in license revenues. During the first six months of fiscal 2004 the Company had no product sales versus $2,249,000 of product sales in fiscal 2003. As a result of our decision to sell our product fabrication, distribution and sales operations, we expect to have no product revenue in the future. Any revenue will be in the form of royalty or license revenue.

Cost of Sales

Cost of product sales for the quarters ending September 30, 2003 and 2002, respectively, were $0 and $191,000. This decrease in cost of sales was due to the sale of the product fabrication distribution and sales operations to OPTI, Technologies, Inc. in September 2002. For the six-month periods ending September 30, 2003 and 2002, respectively, the Company had cost of product sales of $0 and $1,289,000. The decrease is due to the Company having no product sales during the six-month period ending September 30, 2003 versus $2,249,000 for the six-month period ending September 30, 2002.

Selling, General and Administrative

Selling, general and administrative costs were $233,000 in the quarter ending September 30, 2003 as compared to $546,000 for the quarter ending September 30, 2002. The decrease in selling, general and administrative expenses for the quarter ending September 30, 2003 versus the prior year is due to a decrease in headcount related costs and lower legal expenses. For the six-month periods ending September 30, 2003 and 2002, the Company had selling, general and administrative costs of $489,000 and $1,179,000, respectively. The decrease in selling, general and administrative costs for the six-month period ending September 30, 2003 versus the six month period ending September 30, 2002 is primarily related to lower headcount related costs and legal expenses.

Interest and other Income, net

Interest and other income, net was $32,000 and $57,000 for the quarters ended September 30, 2003 and 2002, respectively. The decrease in interest and other income for the comparable periods is primarily due to lower interest rates. Interest and other income, net were $67,000 and $1,658,000 for the six month periods ending September 30, 2003 and 2002, respectively. The decrease in the first six months of fiscal 2004 versus the first six months of fiscal 2003 is primarily due to the gain on the distribution of Tripath Technology, Inc. shares to our stockholders on May 30, 2002, of $1,544,000 and lower interest rates.

Income Taxes

The Company recorded no tax provisions for the three and six-month periods ended September 31, 2003. In the three and six-month periods ended September 30, 2002, the Company recorded a tax benefit of $165,000. This tax benefit related primarily to the recognition of certain tax benefits that were previously recorded.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $15,348,000 at September 30, 2003 from $15,008,000 at March 31, 2003. The increase in cash, cash equivalents and short-term investments of approximately $0.3 million from March 31, 2003 to September 30, 2003, primarily relates to net income for the period. Working capital as of September 30, 2003 increased to $15,640,00 from 15,139,000 at March 31, 2003. This increase relates to net income and an increase in the value of our short-term investment. During the first six months of fiscal 2004, operating activities generated $0.4 million of cash. Cash generated from operating activities was primarily due to net income of $314,000 and a decrease in accounts receivable of $116,000, partially offset by, a $31,000 increase in other assets, a $28,000 decrease in accounts payable and a $29,000 decrease in accrued expenses. The Company had no investing and financing activities during the six month period ending September 30, 2003.

At September 30, 2003, the Company’s principal source of liquidity included cash, cash equivalents and short-term investments of approximately $15.5 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company has from time to time been notified of claims that it may be infringing patents, maskworks rights or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. However, the Company believes that the final disposition of such maters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company generally indemnifies, under predetermined conditions its customers for infringement of third party intellectual property rights by its products or services. To date, such costs have been immaterial.

Factors Affecting Earnings and Stock Price

Listing of OPTi Common Stock on Nasdaq

Our common stock will continue to trade on the Nasdaq National Market as long as we continue to meet Nasdaq’s listing maintenance standards. If our common stock is delisted from Nasdaq, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequentially, if our common stock is delisted, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the Nasdaq quantitative requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our common shares continue to trade on the Nasdaq National Market:

–	Our stockholders’ equity must equal or exceed $ 10 million or our net tangible assets must equal or exceed $4 million; and

–	The minimum daily per share bid price for our stock must equal or exceed $1.

–	We meet the Nasdaq’s corporate governance requirements for having an adequate number of independent directors on our audit committee.

If we fail to meet Nasdaq’s minimum bid price criteria for 30 consecutive business days, Nasdaq will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being delisted at the end of the grace period.

In addition to the Nasdaq quantitative listing requirements, we must also continue to satisfy its corporate governance and other qualitative listing criteria. In the past, we have received inquiries from Nadaq regarding our compliance with its listing criteria and we believe that Nasdaq is currently reviewing our continued listing. See “Footnote 13 in Notes to Condensed Consolidated Financial Statements – Nasdaq Inquiries.” Therefore we cannot assure whether or how long we will remain listed on the Nasdaq National Market.

Dependence on Intellectual Property Position

The success of the Company’s current strategy of pursuing licenses and patent infringement claims to resolve potential unlicensed use of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law in advance. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

Dependence on a Single Source of Revenue

As the Company continues to pursue its patent infringement claims against third parties, its sole current significant ongoing revenue stream is its royalty payments from Opti Technologies, Inc., an unrelated third party to whom the Company sold rights to its product lines in September 2002. Should the business of Opti Technologies, Inc. become disrupted for any reason or should Opti Technologies become unable or unwilling to continue the remaining royalty payments to the Company, the Company’s revenue would be severely affected. As of September 30, 2003, the Company had received a total of $980,000 and accrued an additional $152,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies are $1,500,000.

In addition, the Company’s focus on pursuing licenses and infringement claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended June 30, 2003, the Company reached a settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements similar to our settlement with National Semiconductor will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sale existing products, inventory adjustments, changes in the availability of foundry capacity, changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results in any given period may be adversely impacted by one or more of these factors that may affect the Company directly or licensees of its technology.

Limited Trading Volume

Since January 1, 2003, the average trading volume of shares of our common stock has been less than 28,000 shares per day. Our trading volume during that period has ranged from no activity to 867,400 shares. Therefore, investors in our stock may find liquidity in our shares to be limited.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2003, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Tripath Technology

Tripath Technology, Inc. (“Tripath”), an investment held by the Company, became publicly traded in August 2000. This investment is reflected in the Company’s September 30, 2003 balance sheet under short term investments at a value of approximately $0.2 million. Tripath to date has a limited operating history and has incurred substantial operating losses. They expect to continue to incur net losses and these net losses may be substantial.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended September 30, 2003. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. In addition, there have been no changes in our internal controls during the fiscal quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

OPTi Inc.

Part II. Other Information

Item 1. Legal Proceedings

See footnote 7 in Notes to Condensed Consolidated Financial Statements

Item 2. Changes in Securities

Not applicable and has been omitted.

Item 3. Defaults on Senior Securities

Not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Shareholders

Not applicable and has been omitted.

Item 5. Other Information

See Footnote 13 in Notes to Condensed Consolidated Financial Statements—Nasdaq Inquiries

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1 and 31.2 Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

OPTi Inc.

Date: 11/14/03	By:	/s/ Michael Mazzoni
Michael Mazzoni Signed on behalf of the Registrant and as Chief Financial Officer