Form 10-Q
period 2003-12-31
OPTI INC
filed 2004-02-17
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2004 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2003

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s omitted, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue
Product	$—	$—	$—	$2,249
License and royalties	171	281	907	556

Net Sales	171	281	907	2,805
Costs and expenses
Cost of sales	—	—	—	1,289
Selling, general and administrative	273	341	762	1,520

Total costs and expenses	273	341	762	2,809

Operating income (loss)	(102)	(60)	145	(4)
Interest and other income, net	337	53	404	1,711

Income (loss) before income tax provision (benefit)	235	(7)	549	1,707
Income tax provision (benefit)	—	—	—	(165)

Net income (loss)	$235	$(7)	$549	$1,872

Basic net income (loss) per share	$0.02	$(0.00)	$0.05	$0.16

Diluted net income (loss) per share	$0.02	$(0.00)	$0.05	$0.16

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	Unaudited	(*)
	(000’s omitted)
Assets
Current assets
Cash and cash equivalents	$15,598	$14,996
Short-term investments	—	12
Accounts receivable, net	171	268
Other current assets	89	113

Total current assets	15,858	15,389
Property and equipment, net	10	4
Other assets	14	—

Total assets	$15,882	$15,393

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4	$49
Accrued expenses	187	196
Accrued employee expenses	2	5

Total current liabilities	193	250
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock, no par value
Authorized shares – 50,000
Issued and outstanding – 11,634 at December 31, and March 31, 2003	15,053	15,053
Accumulated other comprehensive income	—	3
Retained earnings	636	87

Total shareholders’ equity	15,689	15,143

Total liabilities and shareholders’ equity	$15,882	$15,393

*	The balance sheet of March 31, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
	(000’s omitted)
Operating Activities:
Net income	$549	$1,872
Adjustments:
Depreciation	3	26
Impairment on short-term investments	—	11
Gain on Tripath Technology distribution	(306)	(1,544)
Changes in assets and liabilities:
Accounts receivable	97	(32)
Inventories	—	258
Other assets	10	529
Accounts payable	(45)	(49)
Accrued expenses	(9)	(389)
Accrued employee expenses	(3)	(323)

Net cash provided by operating activities	296	359
Investing Activities:
Purchase of equipment	(9)	—
Proceeds from sell of Tripath Technologies, Inc. stock	315	—

Net cash provided by investing activities	306	—
Financing Activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	602	359
Cash and cash equivalents at beginning of period	14,996	14,332

Cash and cash equivalents at end of period	$15,598	$14,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

1.	Basis of Presentation

The information at December 31, 2003 and for the three and nine-month periods ended December 31, 2003 and 2002, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2003.

Sale of the Product Fabrication, Distribution and Sales Operations

On September 30, 2002, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the licensing fees and partial payment on the purchase of inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to quarterly royalty payments for the sale of it core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. As of December 31, 2003, the Company has received approximately $1,133,000 and accrued an additional $171,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined using the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three- Months December 31,		Nine- Months December 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$235	$(7)	$549	$1,872
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	(3)	—	(3)	—

Pro forma net income (loss)	$232	$(7)	$546	$1,872

Pro forma basic net income (loss) per share	$0.02	$0.00	$0.05	$0.16

Pro forma diluted net income (loss) per share	$0.02	$0.00	$0.05	$0.16

2.	Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalents shares consist of stock options. At December 31, 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three-Months ended December 31,		Nine- Months ended December 31,
	2003	2002	2003	2002
Net income (loss)	$235	($7)	$549	$1,872

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net income (loss) per share	$0.02	($0.00)	$0.05	$0.16

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net income (loss) per share	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$0.02	($0.00)	$0.05	$0.16

3.	Short-term investments

At December 31, 2003, the Company held no short-term investments.

The following is a summary of available for sale securities as March 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$14,996	—	$14,996
Investment in Tripath Technologies, Inc.	9	$3	12

	$15,005	$3	$15,008

Reported as:
Cash and cash equivalents	$14,996	—	$14,996
Short-term investments	9	$3	12

	$15,005	$3	$15,008

At March 31, 2003, net realized gains on marketable securities were included in the Company’s shareholders’ equity, as accumulated other comprehensive income. During the three months ended December 31, 2003, the Company realized a gain of $306,000 from the sale of its Tripath Technology, Inc. investment.

4.	Segment Information

The Company had no product sales for the three and nine-month periods ended December 31, 2003.

Sales of the Company’s products based on customer location for the three and nine-months ended December 31, 2002 were as follows (in thousands):

	Three-Months Ended December 31, 2002	Nine-Months Ended December 31, 2002
Taiwan	$—	$1,055
Hong Kong	—	599
United States	—	357
Japan	—	146
Other Far East	—	48
Europe & Other	—	44

Total Net Sales	$—	$2,249

5.	Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc., an unrelated third party. At December 31, 2003, all of the Company’s accounts receivable balance is with this company. To the extent that Opti Technologies is unable to continue selling the products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted. Substantially, all of the Company’s accounts receivable balance at December 31, 2003 was collected subsequent to December 31, 2003.

6.	Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three-Months ended December 31,		Nine– Months ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$235	($7)	$549	$1,872
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	119	6	303	(4,107)
Less: reclassification adjustment for realized gains on the sell of Tripath Technologies, Inc. stock	(306)	—	(306)	—
Less: reclassification adjustment for realized gains on Tripath Technologies, Inc. stock distribution included in net income	—	—	—	1,544

Comprehensive income (loss)	$48	($1)	$546	($691)

Accumulated other comprehensive income included in the Company’s balance sheet at March 31, 2003, includes unrealized gains on marketable securities.

7.	Commitments and Contingencies

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

The Company amended its existing lease agreement with its current landlord in October 2003. Under the amended lease the Company extended the term of the agreement for an additional eighteen months, from November 1, 2003 to April 30, 2005. The total additional commitment under the amended lease is approximately $89,000.

8.	Taxes

The Company recorded no tax provisions for the three-month and nine-month periods ending December 31, 2003 due to the utilization of federal net operating carryforwards and state research and development tax credit carryforwards. The Company recorded no tax provision for the three-month period ending December 31, 2002 and a tax benefit of $165,000 for the nine-month period ended December 31, 2002. This tax benefit related primarily to the recognition of certain tax benefits that were previously reserved.

9.	Distribution of Tripath shares; sale of remaining Tripath shares

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

During the December 2003 fiscal quarter, the Company realized a gain of $306,000 on the sale of its remaining shares in Tripath Technology, Inc., a publicly traded company. OPTi had made strategic investments in Tripath, then a non-public company. In April 2002, OPTi declared an asset dividend and distributed substantially all of its holdings in Tripath to OPTi shareholders. OPTi retained 52,952 shares in Tripath in order to avoid the difficulties relating to distributing fractional shares of Tripath to OPTi shareholders in the asset dividend. Following the December 2003 fiscal quarter sale of shares in Tripath, OPTi holds no further shares in Tripath or any other companies. OPTi holds substantially all of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property and the Company has no current intention of investing o trading in securities.

10.	Revenue

During the three and nine-month periods ending December 31, 2003, the Company recognized royalty revenue of $171,000 and $482,000, respectively. The remaining revenue in the nine-month period ending December 31, 2003 related to a non recurring license fee.

11.	National Semiconductor Settlement

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

Concurrent with the execution of this agreement NSC made a one-time payment to OPTi, which was recorded as license revenue. Both parties also executed a Stipulation and Order of Dismissal, whereby the parties dismissed with prejudice all claims and counterclaims asserted against each other.

12.	Nasdaq Inquiry

In September 2003, the Nasdaq staff requested information from the Company regarding whether the Company’s operations were continuing at a level and type consistent with the Nasdaq’s qualitative listing criteria. The Company replied promptly to the Nasdaq’s request and has not received further communication from Nasdaq on this matter. The Company continues to be listed on The Nasdaq National Market but cannot assure whether or how long it will remain listed.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results Of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the ability of its licensee to continue to sell its licensed products, market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry and in general and other maters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

Opti was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. In addition, the Company believes that certain of its patented technology is in widespread unlicensed use and the Company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users. In January 2004, the Company signed an engagement letter with a major law firm to assist the Company in its attempts to license its technology.

In the future, the Company will pursue revenue from two sources: a royalty stream from the license given to Opti Technologies, Inc., an unrelated third party, and the pursuit of other licenses from users of its intellectual property. The Company anticipates that it will receive royalties from Opti Technologies of approximately $125,000 during the balance of fiscal year 2004 and does not expect to receive additional significant revenue other than any that may result through the pursuit of its patent infringement cases and associated licensee efforts.

During the December 2003 fiscal quarter, the Company realized a gain of $306,000 on the sale of its remaining shares in Tripath Technology, Inc., a publicly traded company. OPTi had made strategic investments in Tripath, then a non-public company. In April 2002, OPTi declared an asset dividend and distributed substantially all of its holdings in Tripath to OPTi shareholders. OPTi retained 52,952 shares in Tripath in order to avoid the difficulties relating to distributing fractional shares of Tripath to OPTi shareholders in the asset dividend. Following the December 2003 fiscal quarter sale of shares in Tripath, OPTi holds no further shares in Tripath or any other companies. OPTi holds substantially all of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property and the Company has no current intention of investing o trading in securities.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. There can be assurance that actual results will not differ from those estimates.

Contingencies

From time to time we are subject to proceedings, lawsuits and other claims related to labor, products and other matters. We are required to assess the likelihood of any adverse judgements or outcomes to these matters as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Fiscal 2004 Compared to Fiscal 2003

Revenues

Net revenues for the third quarter ended December 31, 2003 were $171,000, as compared to net revenues of $281,000 for the quarter ended December 31, 2002. The decrease in net revenue for the three-month period ending December 31, 2003, as compared to the three-month period ending December 31, 2002, was due to lower royalty revenues from Opti Technologies, Inc. Net revenues for the first nine-months of fiscal 2004 were $907,000 as compared to $2,805,000 for the first nine-months of fiscal 2003. The decrease in net revenues for the first nine-months of fiscal 2004 as compared to the first nine-months of fiscal 2003 were attributable to the sale of the product fabrication, distribution and sales operations, offset in part, by an increase in license revenues. During the first nine-months of fiscal 2003 the Company had $2,249,000 of product sales versus no product sales in fiscal 2004. As a result of our decision to sell our product fabrication, distribution and sales operations, we expect to have no product revenue in the foreseeable future. Any revenue will be in the form of royalty or license revenue. The Company anticipates that the maximum royalty revenue to be received from Opti Technologies as per the agreement dated September 30, 2002, will be earned by approximately June 30, 2004. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies, Inc. are $1,500,000 of which $1,304,000 had been earned through December 31, 2003.

Cost of Sales

The Company had no cost of product sales for the quarters ending December 31, 2003 and 2002, respectively. For the nine-month periods ending December 31, 2003 and 2002, respectively, the Company had cost of product sales of $0 and $1,289,000. The decrease is due to the Company having no product sales during the nine-month period ending December 31, 2003 versus $2,249,000 for the nine-month period ending December 31, 2002.

Selling, General and Administrative

Selling, general and administrative costs were $273,000 in the quarter ending December 31, 2003 as compared to $341,000 for the quarter ending December 31, 2002. The decrease in selling, general and administrative expenses for the quarter ending December 31, 2003 versus the prior year is due to a decrease in consulting expenses of $21,000 and lower legal expenses by $47,000. For the nine-month periods ending December 31, 2003 and 2002, the Company had selling, general and administrative costs of $762,000 and $1,520,000, respectively. The decrease in selling, general and administrative costs for the nine-month period ending December 31, 2003 versus the nine-month period ending December 31, 2002 is primarily due to lower headcount related costs of approximately $436,000 and lower legal expenses of $207,000. The Company anticipates that selling, general and administrative costs will increase in future quarters as the Company’s legal expenses will grow as it pursues licenses from users of its intellectual property.

Interest and Other Income, Net

Interest and other income, net was $337,000 and $53,000 for the quarters ended December 31, 2003 and 2002, respectively. The increase in interest and other income for the comparable periods is due to the gain on the sale of Tripath Technologies, Inc. stock of $306,000, in the quarter ended December 31, 2003. Interest and other income, net was $404,000 and $1,711,000 for the nine-month periods ending December 31, 2003 and 2002, respectively. The decrease in the first nine-months of fiscal 2004 versus the first nine-months of fiscal 2003 is primarily due to the gain on the distribution of Tripath Technology, Inc. shares to our stockholders on May 30, 2002, of $1,544,000 and lower interest rates, offset in part, by the gain on the sale of the Tripath Technologies, Inc. shares, mentioned above.

Income Taxes

The Company recorded no tax provisions for the three-month and nine-month periods ending December 31, 2003 due to the utilization of federal net operating carryforwards and state research and development tax credit carryforwards. The Company recorded no tax provision for the three-month period ending December 31, 2002 and a tax benefit of $165,000 for the nine-month period ended December 31, 2002. This tax benefit related primarily to the recognition of certain tax benefits that were previously reserved.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $15,598,000 at December 31, 2003 from $15,008,000 at March 31, 2003. The increase in cash, cash equivalents and short-term investments of approximately $0.6 million from March 31, 2003 to December 31, 2003, primarily relates to net income for the period. Working capital as of December 31, 2003 increased to $15,665,000 from 15,139,000 at March 31, 2003, this increase relates to net income during the period. During the first nine-months of fiscal 2004, operating activities generated $0.3 million of cash. Cash generated from operating activities was primarily due to net income, excluding the gain on Tripath Technology stock, and a decrease in accounts receivable of $97,000, partially offset by, a $45,000 decrease in accounts payable. The Company investing activities generated approximately $0.3 million on the sale of Tripath Technology, Inc. stock during the quarter ended December 31, 2003. The Company had no financing activities during the nine-month period ending December 31, 2003.

At December 31, 2003, the Company’s principal source of liquidity included cash and cash equivalents of approximately $15.6 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

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

The Company amended its existing lease agreement with its current landlord in October 2003. Under the amended lease the Company extended the term of the agreement for an additional eighteen months, from November 1, 2003 to April 30, 2005. The total additional commitment under the amended lease is approximately $89,000.

Factors Affecting Earnings and Stock Price

Listing of OPTi Common Stock on Nasdaq

Our common stock will continue to trade on the NASDAQ national Market as long as we continue to meet NASDAQ’s listing maintenance standards. If our common stock is de-listed from NASDAQ, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequentially, if our common stock is de-listed, shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Of the NASDAQ requirements for continued listing, we believe that our ability to meet the following criteria will determine how long our common shares continue to trade on the NASDAQ National Market:

•	Our stockholders’ equity must equal or exceed $10 million; and

•	The minimum daily per share bid price for our stock must equal or exceed $1.

•	We meet the Nasdaq’s corporate governance requirements.

If we fail to meet NASDAQ’s minimum bid price criteria for 30 consecutive business days, NASDAQ will notify us that we are not meeting the requirement. We will then be given a 90 day grace period during which our shares must exceed the minimum bid price for at least ten consecutive trading days for us to avoid being de-listed at the end of the grace period.

In addition to the Nasdaq quantitative requirements, we must also continue to satisfy its corporate governance and other qualitative listing criteria. During September 2003, we received inquiries from Nasdaq regarding our compliance with its listing criteria. We replied promptly and have received no further communication from Nasdaq on that matter. None the less, we cannot assure whether or how long we will remain listed on the Nasdaq National Market.

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

Uncertain Revenue Stream

As the Company continues to pursue its patent infringement claims against third parties, its sole current significant ongoing revenue stream is its royalty payments from Opti Technologies, Inc., an unrelated third party to whom the Company sold rights to its product lines in September 2002. Should the business of Opti Technologies, Inc. become disrupted for any reason or should Opti Technologies become unable or unwilling to continue making the remaining royalty payments to the Company, the Company’s revenue would be severely affected. As of December 31, 2003, the Company had received a total of $1,133,000 and accrued an additional $171,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000. The Company expects to accrue its final license and royalty payments from Opti Technologies by June 30, 2004, if not sooner, after which its future revenues will depend on the success of its strategy of pursuing license claims related to its intellectual property position. Although the Company recently engaged a major law firm to pursue licensing and claims on its behalf, there can be no assurance whether or when revenues will result from the pursuit of such claims.

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

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2003, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended December 31, 2003. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

The Board of Directors of the Company has the date of its next annual meeting for March 25, 2004.

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

OPTi Inc.

Date: 2/13/04	By:	/s/ Michael Mazzoni

Michael Mazzoni Signed on behalf of the Registrant and as Chief Financial Officer