Form 10-K
period 2004-03-31
OPTI INC
filed 2004-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Act Rule 12(b)-2).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2003, as reported on the Nasdaq National Market, was approximately $7,816,003. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2004 was 11,633,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2004

PART I

Item 1.    Business

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the ability of its licensee to continue to sale the licensed products, market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Securities and Exchange Commission website http://www.sec.gov.

Introduction

OPTi Inc. a California corporation (“OPTi” or the “Company”), was founded in 1989, as an independent supplier of semiconductor products to the personal computer (“PC”) and embedded marketplaces.

In September 2002, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party, and the Company ceased manufacturing, marketing and sales operations. However, the Company believes that certain of its patented technology is in widespread unlicensed use and the Company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users.

As of the end of fiscal 2004, the Company expects to receive only an additional $52,000 in royalty revenue due from the sale of its operations to Opti Technology, Inc. and those payments are expected to be completed in the first half of fiscal 2005. The Company currently expects that all other future revenues, if any, will arise only through the pursuit of its patent infringement cases and associated licensing efforts. The Company has accordingly reduced its operating personnel and expenses to minimum levels.

In addition, during the December 2003 fiscal quarter, the Company realized a gain of $306,000 on the sale of its remaining shares in Tripath Technology, Inc., a publicly traded company. OPTi had made strategic investments in Tripath then a non-public company. In April 2002, OPTi declared an asset dividend and distributed substantially all of its holdings in Tripath to OPTi shareholders. OPTi retained 52,952 shares in Tripath in order to avoid the difficulties relating to distributing fractional shares of Tripath to OPTi shareholders in the asset dividend. Following the December 2003 fiscal quarter sale of the shares in Tripath, OPTi holds no further shares in Tripath or any other companies. OPTi holds substantially all of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property and the Company has no current intention of investing or trading in securities.

The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the “Transition Period”) proceeds the start of the 2003 fiscal year. “2001” refer to the years ended December 31, the Transition Period refers to the three months ended March 31, 2002, and “2004” and “2003” refers to the twelve months ended March 31, 2004 and 2003, respectively.

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

Strategy

Pursue Infringement Claims for Proprietary Chipset Technologies

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement.

Research and Development

As of June 14, 2004, the Company had no research and development employees. During 2004, 2003 and 2002 the Company had no research and development expenses. All research and development costs are expensed as incurred.

At this time the Company is not engaged in any research and development activity.

Intellectual Property

The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty four issued U.S. patents based on certain aspects of the Company’s designs. The Company currently has two pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company’s competitive position.

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

The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will be asserted in the future. If any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and adversely affect the Company’s pursuit of its own patent infringement claims. In addition, should the Company decide to litigate the claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation.

Factors Affecting Earnings and Stock Price

Reporting of OPTi Common Stock Trading on the Pink Sheets

In May 2004, the Nasdaq National Market advised us that it had denied our appeal of the Nasdaq staff’s determination to delist our common stock due to the staff’s belief that OPTi’s current business plan of pursuing license revenues from companies we believe are infringing OPTi’s patents did not constitute active business operations, at a level and type consistent with the Nasdaq’s qualitative listing criteria for listed companies.

Since May 26, 2004, our common stock has traded over-the-counter and has been quoted on the Pink Sheets. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as Nasdaq. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock.

Dependence on Intellectual Property Position

The success of the Company’s current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. It is difficult to predict developments and changes in intellectual property law. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

Uncertain Revenue Stream

During fiscal 2004, payments from OPTi’s significant revenue stream (royalty payments from Opti Technologies, Inc., an unrelated third party to whom the Company sold rights to its product lines in September 2002) continued but OPTi expects that the remaining $52,000 of revenue will be completed in the first half of fiscal 2005. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims to our intellectual property position. Although the Company recently engaged a major law firm to pursue licensing and claims on our behalf, there can be no assurances whether or when revenues will result from the pursuit of such claims.

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended June 30, 2003, the Company reached a settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations were caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sale existing products, inventory adjustments, changes in the availability of foundry capacity, changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one million shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict .

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to the possibility of significant volatility.

Employees

As of March 31, 2004, the Company had one full-time and two part-time general and administration employees. The two part-time employees were also the executive officers of the Company. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company’s ability to retain key employees is a critical factor to the Company’s success.

The executive officers of the Company as of June 14, 2004 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	68	President and Chief Executive Officer, Chairman of the Board
Michael Mazzoni	41	Chief Financial Officer and Secretary

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

Michael Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also currently serves as Chief Financial Officer of Horizon Navigation, Inc., a privately held navigation company, and has served in that role since January 2003. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Item 2.    Properties

The Company is headquartered in Mountain View, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,700 square feet. The lease on this building expires in April 2005. The Company believes that these facilities are adequate for its needs in the forseeable future.

Item 3.    Legal Proceedings

The Company from time to time has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights. At this time the Company is unaware of any such claims.

Item 4.    Submission of Matters to a Vote of Security Holders

OPTi shareholders voted on two proposals at the Company’s Annual Meeting of shareholders, which was held on March 25, 2004.

Proposal 1 was to re-elect all four of the Company’s directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

Proposal 2 was to ratify and approve the appointment of Ernst & Young LLP as independent auditors of OPTi Inc. for the fiscal year ending March 31, 2004.

Each nominee for the Board of Directors was re-elected at the 2003 Annual Meeting. The following number of votes was cast “for” and “against” each nominee:

	For	Against
Bernard T. Marren	11,470,446	6,316
Kapil K. Nanda	11,471,646	5,116
William H. Welling	11,468,646	8,116
Stephen F. Diamond	11,451,446	25,316

The shareholders also approved the second proposal, to ratify Ernst & Young LLP as independent auditors of OPTi Inc. The following votes were tabulated:

	For	Against	Abstain
Appointment of Ernst & Young LLP	11,473,762	3,000	—

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The following required information is filed as a part of this Report:

On February 19, 2002, the Company paid a cash dividend of $1.50 per share on each share of its common stock. The Board of Directors decided to provide the cash dividend based upon the Company’s then existing excess cash position. The Company currently intends to retain any future earnings for use in the operation of its business.

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is currently traded over-the-counter under the symbol “OPTI.PK” and is reported on the Pink Sheets. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Common stock price per share:
Fiscal 2004
High	$1.72	$1.61	$1.56	$1.63
Low	1.35	1.38	1.36	1.40

Fiscal 2003
High	$1.70	$1.45	$1.72	$1.43
Low	1.26	1.12	1.16	1.27

As of June 14, 2004, there were approximately 143 holders of record of the Company’s common stock.

Item 6.    Selected Consolidated Financial Data

	Year Ended March 31, 2004	Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,050	$3,072	$1,029	$7,566	$23,198	$22,257
Cost of sales	—	1,289	554	3,555	6,453	14,403

Gross margin	1,050	1,783	475	4,011	16,745	7,854
Operating expenses	1,148	1,904	689	4,776	7,578	16,776

Operating income (loss)	(98)	(121)	(214)	(765)	9,167	(8,922)
Other income (expenses):
Interest income and other	432	1,748	85	1,655	2,138	3,231
Interest expense	—	—	—	—	—	(261)

Income (loss) before provision for income taxes	334	1,627	(129)	890	11,305	(5,952)
Provision (benefit) for income taxes	—	(165)	—	12	261	59

Net income (loss)	$334	$1,792	$(129)	$878	$11,044	$(6,011)

Basic net income (loss) per share	$0.03	$0.15	$(0.01)	$0.08	$0.95	$(0.54)

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,638	11,644	11,059

Diluted net income (loss) per share	$0.03	$0.15	$(0.01)	$0.08	$0.95	$(0.54)

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,639	11,653	11,059

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$15,520	$15,008	$17,679	$34,847	$58,126	$23,722
Working capital	15,451	15,139	17,832	35,461	56,950	19,682
Total assets	15,744	15,393	19,240	36,961	61,272	28,232
Long-term obligations, excluding current portion	—	—	—	—	—	310
Shareholders’ equity	15,474	15,143	18,154	35,793	57,466	21,182
Cash dividends declared per common share	$—	$—	$1.50	$—	$—	$4.00

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the ability of its licensee to continue to sale the licensed products, market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price”.

OPTi was founded in 1989 and is an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction all future revenues for the Company are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company anticipates that it will receive approximately $52,000 of additional royalties during the first half of fiscal 2005 from Opti Technologies, Inc. and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

In May 2004, the Nasdaq National Market advised us that it had denied our appeal of the Nasdaq staff’s determination to delist our common stock. The staff’s determination was due to its belief that OPTi’s current business plan of pursuing license revenues from companies we believe are infringing OPTi’s patents did not constitute active business operations, at a level and type consistent with the Nasdaq’s qualitative listing criteria for listed companies. Since May 25, 2004, shares of our common stock have been traded over-the-counter and have been reported on the Pink Sheets.

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

Litigation and Contingencies.    From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits.

Change in Fiscal Year

The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the

“Transition Period”) precedes the start of the 2003 fiscal year. “2001” refer to the years ended December 31, 2001, the Transition Period refers to the three months ended March 31, 2002, and “2004” and “2003” refers to the twelve months ended March 31, 2004 and 2003, respectively.

2004 Compared to 2003—Net sales for the year ended March 31, 2004 (“2004”) decreased 66% to $1.1 million, compared to net sales of $3.1 million for the year ended March 31, 2003 (“2003”). This decrease in net sales was mainly due to the Company having no product sales in 2004 versus $2.2 million in 2003. This decrease in product sales was due to the sale of the operating business to Opti Technologies, Inc., an unrelated third party, in September 2002.

Gross margin for 2004 was 100% as compared to approximately 58% in 2003. This increase in gross margin is attributable to the Company’s revenue in 2004 relating entirely to license revenue as compared to the majority of its sales in 2003 being attributable to product sales.

The Company had no research and development (“R&D”) expenses for 2004 or 2003.

Selling, general and administrative (“SG&A”) expenses for 2004 were $1.1 million as compared to $1.9 million for 2003. This represented an approximate 40% decrease in SG&A expenses year over year. This decrease was primarily related to the reduction in employee related costs and legal expenses. The Company anticipates that SG&A expenses will increase in fiscal 2005, as it spends more on legal fees as it continues its pursuit of licensing its intellectual property.

Net interest and other income for 2004 was $0.4 million as compared to $1.7 million in 2003. The reduction in net interest and other income in 2004 as compared to 2003 was primarily due to a realized gain of $1.5 million in 2003 relating to the distribution of the Tripath technologies, Inc. shares in May 2003.

The Company’s effective tax rate was 0% for 2004 and a tax benefit of 10% in 2003. The Company’s effective tax rate differed from the federal statutory rate in 2004 and 2003 primarily due to the utilization of prior year tax losses carried forward.

2003 Compared to 2001—Net sales for the fiscal year ended March 31, 2003 (“2003”) decreased approximately 59% to $3.1 million, compared to net sales of $7.6 million for the fiscal year ended December 31, 2001 (“2001”). This decrease was partially attributable to the sale of the operating business in September 2002, to an unaffiliated third party Opti Technologies, Inc. Due to the sale of the operating business, the Company had only six months of product sales during fiscal 2003 versus twelve months of product sales in 2001. The decrease was also attributable to a decrease in sales volume of both the Company’s core logic and universal serial bus controller products. This decrease was partially offset by an increase in license revenue during 2003 of $823,000 due to the licensing and royalty revenue received from Opti Technologies versus no license revenue in 2001. The Company expects that all future revenue will be derived from royalty and license arrangements.

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

Liquidity and Capital Resources—The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2004, the Company provided cash from operations of approximately $0.2 million primarily due to a decrease in accounts receivable of $.01 million and decreases in prepaid expenses and other assets and accrued expenses totaled $0.1 million. In 2003, the Company provided cash from operations of approximately $0.7 million primarily due a decrease in prepaid expenses and other assets of $1.0 million, inventory of $0.3 million and net income of $1.8 million, offset in part by the non cash gain of $1.5 million on the distribution of the shares of Tripath Technology, Inc., a decrease in accrued expenses of $0.4 million and a decrease in accrued employee compensation of $0.3 million.

The Company’s investing activities provided cash of approximately $0.3 million during 2004. The cash provided in investing activities was attributable to sales of the remaining shares that the Company held in Tripath Technology, Inc. in December 2003. The Company had no investment activity during 2003.

In May 2002, the Company distributed a dividend of 0.1666 shares of Tripath stock on each of the Company’s common stock. The total value of the dividend was approximately $2.2 million.

As of March 31, 2004, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $15.5 million and working capital of approximately $15.5 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company leases its facilities under noncancelable operating leases. At March 31, 2004, future minimum commitments related to these leases are as follows (in thousands):

2005	$60
2006	5

Total	$65

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2004, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent auditors appear on pages F-1 through F-15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2004. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 14, 2004 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	68	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	41	Chief Financial Officer and Secretary
Stephen F. Diamond(1)(2)(4)	48	Director
Kapil K. Nanda(1)(3)(4)	58	Director
William H. Welling(1)(2)(3)(4)	70	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director of several private companies.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also currently serves as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, and has served in that role since January 2003. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Stephen F. Diamond was elected as a director of the Company in September 2003. Since 1999 he has been an Assistant Professor of Law at Santa Clara University’s School of Law. From 2003 to 2004 he was a Visiting Assistant Professor of Law at Cornell Law School. He teaches securities law, corporate law and international business law. From 1995 to 1999 he was an associate at the law firm Wilson Sonsini Goodrich & Rosati in Palo Alto, California, where he represented high technology companies, including OPTi, and investment banks in mergers and acquisitions, debt and equity offerings, venture capital investments, and intellectual property matters. From 1994 to 1995 he was an associate at the law firm of Latham & Watkins in New York. Dr. Diamond holds a B.A. from the University of California at Berkeley, an M. Phil. and Ph.D. from the University of London in the United Kingdom, and a J.D. from Yale Law School.

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

Audit Committee Financial Expert.    The Company’s Board has not determined whether one of the members of its audit committee qualifies as an audit committee financial expert as set forth in Item 401(h) of Regulation S-K of the rules promulgated by the Securities and Exchange Commission. Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the Nasdaq Marketplace Rules when they were selected for the committee by the Board. In light of the nature of the Company’s business, the Company believes that its audit committee as presently constituted possesses the skills and experience necessary to oversee the work of the Company’s independent auditor and carry out the duties set forth in the Company’s audit committee charter.

Code of Ethics.    The Company has adopted a code of ethics that applies to its chief executive officer and its chief financial officer in accordance with Item 406 of Regulation S-K of the SEC rules. A copy of the code of ethics is included in the exhibit list to this annual report.

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

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the Last Fiscal Year, the Company believes that, during the Last Fiscal Year, all Section 16(a) filing requirements applicable to the Company’s officers, directors and 10% shareholders were complied with.

Item 11.    Executive Compensation

The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 2004, 2003, 2002 (three month fiscal year) and 2001 to Bernard T. Marren and Michael Mazzoni (the “Named Officers”). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

							Long-Term Compensation Awards Options (#)	All Other Compensation
Name	Fiscal Year		Annual Compensation
			Salary ($)	Bonus ($)
Bernard T. Marren President and Chief Executive Officer	2004 2003 2002 2001	(1)	$90,000 157,500 63,750 255,000	$	— 250,000 — —	(2)	— — — —	$ $ $ $	6,750 1,844 4,781 5,250	(4) (4) (4) (4)

Michael Mazzoni Chief Financial Officer	2004 2003 2002 2001	(1)	$59,810 102,047 37,500 150,040	$	— 165,000 — —	(3)	— — — —	$ $ $	— 2,687 2,813 5,250	(4) (4) (4)

(1)	These amounts represent the transition period from January 1, 2002 to March 31, 2002.

(2)	Mr. Marren received compensation in the amount of $150,000 as severance due to his termination a full-time employee as of September 30, 2002.

(3)	Mr. Mazzoni received compensation in the amount of $150,000 as severance due to his termination as a full-time employee as of September 30, 2002.

(4)	These amounts are related to the 50% company match on 401K contributions.

Option Grants in Last Fiscal Year

The Company did not grant stock options to any of the Named Officers during fiscal year 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Officers exercised any options during fiscal year 2004. The following table provides information with respect to the value of the Named Officers’ unexercised options at March 31, 2004.

Name	Shares Acq. Exer.	Values Realized	Total Number of Unexercised Options at Fiscal Year End (#)		Total Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard T. Marren	—	—	117,333	—	$—	$—
Michael Mazzoni	—	—	—	—	$—	$—

(1)	Market value of the underlying securities based on the closing price of the Company’s Common Stock on March 31, 2004 on the Nasdaq National Market, minus the exercise price.

Employment Agreements and Severance Arrangements

There are no employment agreements with the executive officers at this time.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Except as otherwise indicated, the following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2004 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading “EXECUTIVE COMPENSATION—Summary Compensation Table;” (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of June 14, 2004 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company’s principal executive offices. A total of 11,633,903 shares of the Company’s Common Stock were issued and outstanding as of June 14, 2004.

	Shares Beneficially Owned
Name	Number	Percent
Bernard T. Marren(1)	127,333	1.1%

Michael Mazzoni	—	—

Stephen F. Diamond	—	—

Kapil K. Nanda(2)	22,333	*

William H. Welling	14,333	*

MG Capital Management LLC(3) 1725 Kearny Street, No. 1 San Francisco, CA 94133	1,565,500	13.5%

S. Muio & Co. LLC(4) 509 Madison Ave, Ste. 406 New York, NY 10022	1,217,350	10.5%

Whitaker Group(5) 23 Beechwood Irvine, CA 92604	1,004,750	8.6%

Raffles Associates, L.P.(6) 450 Seventh Avenue, Ste. 509 New York, NY 10123	775,365	6.7%

Dimension Fund Advisors Inc.(7) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	677,653	5.8%

All Directors and Executive Officers as a group (5 persons)(8)	163,999	1.4%

*	Represents less than one percent

(1)	Includes 117,333 shares subject to stock option exercisable as of March 31, 2004 or within sixty (60) days thereafter.

(2)	Includes 18,333 shares subject to stock option exercisable as of March 31, 2004 or within sixty (60) days thereafter.

(3)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 21, 2003. Of the shares listed, 1,529,430 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.

(4)	Information on holdings of S. Muoio & Co LLC is taken from a Form 4 filed on February 13, 2004. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(5)	Information on holdings of Whitaker Group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(6)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on February 10, 2004. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(7)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 6, 2004. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Michael T. Scardina is Vice President and Chief Financial Officer of Dimensional Fund.

(8)	Includes shares pursuant to notes (1) and (2).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of March 31, 2004 regarding securities authorized for issuance under the Company’s equity compensation plans. The equity compensation plans of the Company include the 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1993 Employee Stock Purchase Plan, the 1993 Bonus Plan, the 1995 Nonstatutory Stock Option Plan, and the 1996 Employee Stock Purchase Plan and the 1995 Employee Stock Option Plan. The 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1993 Employee Stock Purchase Plan, the 1993 Bonus Plan, the 1995 Nonstatutory Stock Option Plan, the 1996 Employee Stock Purchase Plans were approved by shareholders and the 1995 Nonstatutory Stock Option Plan was not approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,666	$4.90	800,147	(1)
Equity compensation plans not approved by security holders	—	—	1,457,275

Total	150,666	$4.90	2,257,422

(1)	Includes 603 shares available for future issuance under the ESPPs.

1995 Stock Option Plan

The 1995 Stock Option Plan, or the 1995 Plan, provides for the granting of nonstatutory stock options to employees (except officers and directors) and consultants of OPTi Inc. As of March 31, 2004, under the 1995 Plan there were 2,500,000 shares of common stock authorized for issuance, of which no shares are subject to outstanding stock options grants and 1,457,275 shares are available for future grant and issuance. The 1995 Plan will continue in effect for a period of ten years unless terminated earlier by the Board of Directors. No shares have been granted under this plan since the fiscal year ended December 31, 2000.

Item 13.    Certain Relationship and Related Transactions

Compensation Committee Interlocks and Insider Participation

During the last fiscal year the members of the Compensation Committee were Messrs. Nanda and Welling. There were no reportable compensation committee or director interlocks or insider participation during that period.

Certain Transactions

The Company’s policy is that it will not enter into transactions with directors, officers or affiliates unless such transactions are (i) approved by a majority of the Company’s independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arm’s length transactions with unaffiliated third parties.

The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by California law.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees paid or accrued by OPTi, inc. for the audit and other services provided by our auditors Ernst & Young LLP for fiscal 2004 and 2003:

	2004	2003
Audit Fees(1)	$123,500	$120,500
Audit Related Fees	—	—
Tax Fees(2)	26,680	26,680
All Other Fees	—	—

Total	$150,180	$147,180

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

The Audit Committee has determined that the provision by Ernst & Young LLP of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. During fiscal 2004, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The following financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	F-15

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended.(1)

3.2	Registrant’s Bylaws.(1)

10.1	1993 Stock Option Plan, as amended.(1)

10.2	1993 Director Stock Option Plan.(1)

10.3	1993 Employee Stock Purchase Plan.(1)

10.4	Form of Indemnification Agreement between Registrant and its officers and directors.(1)

10.6	OPTi Inc. 1993 Bonus Plan.(1)

10.10	Promissory Note between OPTi Inc. and Sumitomo Bank of California, dated November 14, 1994.(2)

10.11	Credit Agreement dated as of November 14, 1994 by and among OPTi Inc., certain banks therein named and Sumitomo Bank of California, as Agent.(2)

10.14	OPTi Inc. 1995 Nonstatutory Stock Option Plan.(3)

10.15	1996 Employee Stock Purchase Plan.(4)

10.16	1995 Employee Stock Option Plan, as amended.(5)

10.17	Patent license agreement between Intel Corporation and OPTi Inc.(6)

10.18	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002.(7)

Exhibit Number	Description
14.1	Code of Ethics

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 20, signature page).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, of OPTi Inc.

(3)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, of OPTi Inc.

(4)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

(5)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last fiscal quarter of 2004.

(c)  Exhibits.

See Item 15 (a)(3) above.

(d)  Financial Statements Schedules.

See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, State of California on the day of June 29, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal executive Officer)	June 29, 2004

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2004

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 29, 2004

/S/ KAPIL K. NANDA Kapil K. Nanda	Director	June 29, 2004

/S/ WILLIAM WELLING William Welling	Director	June 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004, the three month period ended March 31, 2002, and for the year ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc. and subsidiaries, at March 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the years ended March 31, 2004 and 2003, the three month period ended March 31, 2002, and the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

May 7, 2004

OPTi Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$15,520	$14,996
Short-term investments	—	12
Accounts receivable, net of allowance of $0 in 2004 and $2 in 2003	143	268
Prepaid expenses and other current assets	58	113

Total current assets	15,721	15,389
Property and equipment, at cost
Machinery and equipment	48	137
Furniture and fixtures	45	54

	93	191
Accumulated depreciation	(84)	(187)

	9	4
Other assets	14	—

Total assets	$15,744	$15,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26	$49
Accrued expenses	164	114
Income taxes payable	78	82
Accrued employee compensation	2	5

Total current liabilities	270	250

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,633,903 in 2004 and 2003	15,053	15,053
Accumulated other comprehensive income	—	3
Retained earnings	421	87

Total shareholders’ equity	15,474	15,143

Total liabilities and shareholders’ equity	$15,744	$15,393

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2004	Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001
Sales
Product sales	$—	$2,249	$1,029	$7,566
License sales	1,050	823	—	—

Net sales	1,050	3,072	1,029	7,566
Costs and expenses
Cost of sales	—	1,289	554	3,555
Research and development	—	—	—	509
Selling, general and administrative	1,148	1,904	689	4,267

Total costs and expenses	1,148	3,193	1,243	8,331
Operating loss	(98)	(121)	(214)	(765)
Interest income and other	432	1,748	85	1,655

Income (loss ) before provision for income taxes	334	1,627	(129)	890
Provision (benefit) for income taxes	—	(165)	—	12

Net income (loss)	$334	$1,792	$(129)	$878

Basic net income (loss) per share	$0.03	$0.15	$(0.01)	$0.08

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,638

Diluted net income (loss) per share	$0.03	$0.15	$(0.01)	$0.08

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,639

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2000	11,655,303	$22,646	$25,088	$9,732	$57,466
Net income	—	—	—	878	878
Unrealized loss on marketable securities	—	—	(22,472)	—	(22,472)

Comprehensive loss					(21,594)
Repurchase of common stock	(21,400)	(79)	—	—	(79)

Balance at December 31, 2001	11,633,903	22,567	2,616	10,610	35,793
Net loss	—	—	—	(129)	(129)
Unrealized loss on marketable securities	—	—	(59)	—	(59)

Comprehensive loss					(188)
Cash dividend	—	(6,970)	—	(10,481)	(17,451)

Balance at March 31, 2002	11,633,903	15,597	2,557	—	18,154
Net income	—	—	—	1,792	1,792
Unrealized loss on marketable securities	—	—	(1,010)	—	(1,010)
Less: reclassification adjustment for non cash gain on Tripath Technology, Inc. stock distribution included in net income	—	—	(1,544)	—	(1,544)

Comprehensive loss					(762)
Tripath Technology Inc. stock dividend	—	(544)	—	(1,705)	(2,249)

Balance at March 31, 2003	11,633,903	15,053	3	87	15,143
Net income	—	—	—	334	334
Unrealized gain on marketable securities	—	—	303	—	303
Less: reclassification adjustment for realized gains on the sell of Tripath Technologies, Inc. stock	—	—	(306)	—	(306)

Comprehensive income					331

Balance at March 31, 2004	11,633,903	$15,053	$—	$421	$15,474

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2004	Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001
Operating activities
Net income (loss)	$334	$1,792	$(129)	$878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4	31	10	212
Impairment on short-term investments	—	11	—	—
Gain on Tripath Technology, Inc. stock distribution	(306)	(1,544)	—	—
Changes in operating assets and liabilities:
Accounts receivable	125	(86)	909	40
Inventories	—	258	(69)	951
Prepaid expenses and other assets	41	973	(297)	(71)
Accounts payable	(23)	(39)	(48)	(764)
Accrued expenses	50	(403)	(45)	(349)
Income taxes payable	(4)	(8)	—	(12)
Accrued employee compensation	(3)	(321)	11	6

Net cash provided by operating activities	218	664	342	891

Investing activities
Purchases of property and equipment	(9)	—	—	(115)
Sale of property and equipment	—	—	—	15
Proceeds from sale of Tripath Technology, Inc. stock	315	—	—	—
Purchase of short term investments	—	—	—	(36,871)
Sale of short term investments	—	—	8,877	46,577

Net cash provided by investing activities	306	—	8,877	9,606

Financing activities
Repurchase of common stock	—	—	—	(79)
Cash dividend	—	—	(17,451)	—

Net cash used in financing activities	—	—	(17,451)	(79)

Net increase (decrease) in cash and cash equivalents	524	664	(8,232)	10,418
Cash and cash equivalents at beginning of year	14,996	14,332	22,564	12,146

Cash and cash equivalents at end of year	$15,520	$14,996	$14,332	$22,564

Supplemental cash flow information
Cash paid for income taxes	$4	$2	$—	$51

Supplemental disclosures of non-cash transactions
Distribution of Tripath Technology, Inc. shares	$—	$2,249	$—	$—

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company    OPTi Inc., a California corporation, is engaged in licensing it’s intellectual property for use principally by personal computer manufacturers add semiconductor device manufacturers.

Basis of Presentation    The consolidated financial statements include the accounts of OPTi Inc. and each of its subsidiaries for all periods presented.

Change in Year-End    The Company changed its fiscal year-end from December 31, to March 31, effective with the year beginning April 1, 2002. A three-month transition period from January 1, 2002 through March 31, 2002 (the “Transition Period”) precedes the start of the 2003 fiscal year. “2001” refer to the year ended December 31, 2001, the Transition Period refers to the three months ended March 31, 2002 and “2004” and “2003” refers to the twelve months ended March 31, 2004 and 2003, respectively.

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

Revenue Recognition    The Company recognized product sales upon transfer of title, which typically was upon shipment and provided for an allowance for the estimated return of product. Revenue from royalty arrangements is recognized when earned and when collectibility is probable.

Stock-Based Compensation    We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of the grant. As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with employee stock option awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by FAS 148, the following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Year Ended March 31, 2004	Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001
Net income (loss) as reported	$334	$1,792	$(129)	$878
Less: Total stock-based employee compensation expenses under fair value based methods for all awards, net of related tax effects	(5)	—	—	(120)

Pro forma net income (loss)	$329	$1,792	$(129)	$758

Pro forma basic net income (loss) per share	$0.03	$0.15	$(0.01)	$0.07

Pro forma diluted net income (loss) per share	$0.03	$0.15	$(0.01)	$0.07

Comprehensive Income    Comprehensive income includes net earnings as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities recorded net of tax.

Note 2—Cash Equivalents and Marketable Securities

The following is a summary of available for sale securities as of March 31, 2004 and 2003:

	2004			2003
	Amortized Cost	Gross Unrealized Gains	Gross Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Estimated Fair Value
Cash	$15,520	—	$15,520	$14,996	—	$14,996
Investment in Tripath Technology	$—	—	$—	$9	3	$12

	$15,520	—	$15,520	$15,005	3	$15,008

Reported as:
Cash and cash equivalents	$15,520	—	$15,520	$14,996	—	$14,996
Short-term investments	$—	—	$—	$9	3	$12

	$15,520	—	$15,520	$15,005	3	$15,008

In December 2003, the Company sold its remaining shares in Tripath Technology, Inc. The Company recorded a net gain of approximately $306,000 during the year ended March 31, 2004 on the sale of the Tripath shares.

Note 3—Shareholders’ Equity

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003	2002	2001
Expected Life	4.8 years	4.8 years	4.8 years	4.8 years
Expected volatility	0.34	0.53	1.55	0.58
Risk Free Interest Rate	2.79%	2.90%	3.90%	4.50%

The weighted average fair value of options granted under all employee stock option plans was $1.27 and $2.74 for the years ending 2003 and 2002, respectively. No options were granted to employees during fiscal years 2004 and 2001.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding Shares	Weighted Avg. Exercise Price
Outstanding at December 31, 2000	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2001	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2003	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	100,000	$4.63

All options outstanding were exercisable as of March 31, 2004, 2003 and 2002, and December 31, 2001, respectively.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The activity under the 1995 Plan is as follows:

	Outstanding Shares	Weighted Avg. Exercise Price
Outstanding at December 31, 2000	107,000	$3.76
Granted	—	$—
Exercised	—	$—
Canceled	(71,000)	$3.77

Outstanding at December 31, 2001	36,000	$3.75
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	36,000	$3.75
Granted	—	$—
Exercised	—	$—
Canceled	(36,000)	$3.75

Outstanding at March 31, 2003	—	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	—	$—

Approximately 0, 0, 36,000 and 36,000 options outstanding were exercisable as of March 31, 2004, 2003 and 2002, and December 31, 2001, respectively.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1993 Director Plan is as follows:

	Outstanding Shares	Weighted Avg. Exercise Price
Outstanding at December 31, 2000	34,666	$6.99
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2001	34,666	$6.99
Granted	12,000	$2.74
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2002	46,666	$5.90
Granted	8,000	$1.27
Exercised	—	$—
Canceled	(4,000)	$2.74

Outstanding at March 31, 2003	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	50,666	$5.42

Approximately 40,666, 36,666, 34,666 and 34,666 options outstanding were exercisable as of March 31, 2004, 2003 and 2002, and December 31, 2001, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2004 was $6.76.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about all options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	8,000	8.83	$1.27	2,000	$1.27
$2.74	8,000	7.83	$2.74	4,000	$2.74
$4.63	100,000	4.72	$4.63	100,000	$4.63
$5.31–7.50	34,666	2.40	$6.99	34,666	$6.99

	150,666			140,666

1993 Employee Stock Purchase Plan

In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2004, 149,399 shares were issued under the Purchase Plan.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2004, 249,998 shares were issued under the Purchase Plan.

Common Stock Reserved

At March 31, 2004, the Company has reserved shares of common stock for future issuance as follows:

1993 Employee Stock Purchase Plan	601
1996 Employee Stock Purchase Plan	2
1993 Directors Stock Option Plan	65,334
1993 Stock Option Plan (including the Evergreen Plan)	734,210
1995 Stock Option Plan	1,457,275

Totals	2,257,422

Note 4—Commitments

The Company leases its facilities under noncancelable operating leases. At March 31, 2004, future minimum commitments related to these leases are as follows (in thousands):

2005	$60
2006	5

Total	$65

Rental expense for operating leases amounted to $73,000, $72,000, $10,000 and $527,000 for the fiscal years ended March 31, 2004 and 2003, the three month transition period ending March 31, 2002, and the fiscal year ended December 31, 2001.

Note 5—Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc. At March 31, 2004 all of the Company’s accounts receivable balance is with this company. To the extent that Opti Technologies is unable to continue selling products containing OPTi’s patented technology or has financial difficulties, OPTi’s financial condition and results of operations could be negatively impacted. All of the Company’s accounts receivable balance at March 31, 2004 was collected subsequent to March 31, 2004.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Geographic Segments

Net product sales by the geographic location of the Company’s customers, based on shipped to location, are summarized by geographic areas as follows (in thousands):

	Year Ended March 31, 2003	Transition Period Ended March 31, 2002	Year Ended December 31, 2001
Taiwan	$1,055	$475	$2,539
Japan	146	73	1,916
USA	366	152	1,887
Other Far East	639	327	1,139
Europe/Other	43	2	85

Total Export Sales	$2,249	$1,029	$7,566

The Company had no product sales during fiscal 2004 as all of its revenue was derived from royalty earned from Opti Technologies and a one-time license agreement. The Company anticipates no future product sales.

Note 7—Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2004	2003	2002	2001
Federal:
Current	$—	$(122)	$—	$12
Deferred	—	—	—	—

	—	(122)	—	12
State:
Current	—	(43)	—	—
Deferred	—	—	—	—

	—	(43)	—	—

Total	$—	$(165)	$—	$12

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

	2004	2003	2002	2001
Income taxes computed at the federal statutory rate	$121	$651	$(52)	$311
Net operating losses not benefited	—	—	52	—
Benefit of net operating losses	(121)	(816)	—	(311)
Alternative minimum taxes	—	—	—	12
Other individually immaterial items	—	—	—	—

	$—	$(165)	$—	$12

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	2004	2003
Deferred tax assets:
Credit carryforwards	$5,745	$4,728
Depreciation and amortization	2,893	29
Accounts receivable reserve	—	1
Net operating losses	4,847	4,037
Other individually immaterial items	—	—

Total deferred tax assets	13,485	8,795
Valuation Allowance	(13,485)	(8,795)

	—	—

Deferred tax liabilities:
Unrealized gain on investment	—	—

Net deferred tax liability	$—	$—

At March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $11 million and $16 million, respectively, expiring in the years 2005 through 2024. At March 31, 2004, the Company had tax credit carryovers of approximately $3.0 million and $3.3 million for federal and state purposes, expiring in the years 2005 through 2019. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $0.6 million that will not expire.

The tax benefit associated with exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) $4.7 million, $0.2 million, and $(4.7) million during 2004, 2003 and 2002, respectively.

Note 8—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2004, 2003, 2002 and 2001, the amount of the Company contribution to the 401K plan was approximately $7,000, $11,000, $13,000 and $50,000, respectively. Administrative costs of the plan are immaterial.

Note 9—Contingencies

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Distributions to Shareholders

On January 25, 2002, the Company announced that its Board of Directors had declared a cash dividend of $1.50 per share on each share of the Company’s common stock. A total dividend of approximately $17.5 million was paid on February 25, 2002.

On April 10, 2002, the Company’s Board of Directors declared a distribution of its holdings of common stock in Tripath Technologies, Inc. (Nasdaq NM: TRPH) to its shareholders. OPTi distributed a dividend of 0.1666 shares of Tripath stock on each of the Company’s common stock. The record date for the dividend was April 24, 2002 and the dividend distribution date was May 30, 2002. The total value of the dividend was approximately $2.2 million. The Company recognized a gain of $1.5 million from the realized gain of the Tripath shares using the average cost paid for the shares.

Note 11—Subsequent Event (Unaudited)

On May 24, 2004, the Company received notice from Nasdaq that pursuant to the April 1, 2004 oral hearing before the Nasdaq listing Qualification Panel, a determination had been made in the matter of the Company and its request for continued inclusion on the Nasdaq National Market.

After a review of the entire record the qualification panel made the opinion that the Company was a public shell. The panel was of the opinion that the pursuit of patent infringement claims did not constitute active and sustainable business operations. Based on the foregoing, the Panel determined that, in order to preserve and strengthen the quality of and public confidence in The Nasdaq Stock Market, and in order to protect the integrity of The National Stock Market, prospective investors and the public interest, the Company’s securities should be delisted from The Nasdaq Stock Market. The delisting became effective with the opening of business on May 26, 2004.

The Company’s common stock is currently being listed and traded on the over-the-counter market in the so-called “pink sheets”.

Note 12—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2004
	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$584	$152	$171	$143
Gross profit	$584	$152	$171	$143
Operating profit (loss)	$328	$(81)	$(101)	$(243)
Net profit (loss)	$363	$(49)	$235	$(215)
Basic and diluted net profit (loss) per share	$0.03	$0.00	$0.02	$(0.02)

Year Ended March 31, 2003
	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$1,835	$689	$281	$266
Gross profit	$737	$498	$181	$266
Operating profit (loss)	$104	$(48)	$(60)	$(118)
Net profit (loss)	$1,705	$174	$(7)	$(81)
Basic and diluted net profit (loss) per share	$0.15	$0.01	$0.00	$(0.01)

OPTi Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2001
Allowance for doubtful accounts	$200	$—	$150	(1)	$50
Three months ended March 31, 2002
Allowance for doubtful accounts	$50	$—	$—		$50
Year ended March 31, 2003
Allowance for doubtful accounts	$50	$—	$48	(1)	$2
Year ended March 31, 2004
Allowance for doubtful accounts	$2	$—	$2	(1)	$—

(1)	Represents a reduction in the reserve.