Form 10-Q
period 2004-06-30
OPTI INC
filed 2004-08-16
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2004 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2004

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Sales
License and royalties	$52	$584

Net Sales	52	584

Costs and expenses
Selling, general and administrative	348	256

Total costs and expenses	348	256

Operating income (loss)	(296)	328
Interest and other income, net	28	35

Income (loss) before income tax provision	(268)	363
Income tax provision	—	—

Net income (loss)	$(268)	$363

Basic net income (loss) per share	$(0.02)	$0.03

Diluted net income (loss) per share	$(0.02)	$0.03

Shares used in computing basic per share amounts	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004 *
	Unaudited
	(000’s omitted)
Assets
Current assets
Cash and cash equivalents	$15,275	$15,520
Accounts receivable	52	143
Other current assets	124	58

Total current assets	15,451	15,721

Property and equipment, net	8	9

Other assets	—	14

Total assets	$15,459	$15,744

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$20	$26
Accrued expenses	150	164
Income taxes payable	78	78
Accrued employee expenses	5	2

Total current liabilities	253	270

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value Authorizd shares - 5,000 No shares issued or outstanding	—	—
Common stock, no par value Authorizd shares - 50,000 Issued and outstanding - 11,634 at June 30, and March 31, 2004	15,053	15,053
Retained earnings	153	421

Total shareholders’ equity	15,206	15,474

Total liabilities and shareholders’ equity	$15,459	$15,744

*	The balance sheet of March 31, 2004 has been derived from the audited financial statements at that date.

The accompying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended June 30,
	2004	2003
	(000’s omitted)
Operating Activities:
Net income (loss)	$(268)	$363
Adjustments:
Depreciation	1	2
Changes in assets and liabilities:
Accounts receivable	91	111
Other assets	(52)	(129)
Accounts payable	(6)	37
Accrued expenses	(14)	(33)
Accrued employee expenses	3	4

Net cash provided by (used in) operating activities	(245)	355

Investing Activities:
Net cash provided by investing activities	—	—

Financing Activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(245)	355
Cash and cash equivalents beginning of period	15,520	14,996

Cash and cash equivalents end of period	$15,275	$15,351

The accompany notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. Basis of Presentation

The information at June 30, 2004 and for the three-month periods ended June 30, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004.

Sale of the Product Fabrication, Distribution and Sales Operations

On September 30, 2002, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company received $344,000 ($275,000 for the licensing fees and partial payment on the purchase of inventory) in September and the balance of $350,000, for inventory, on October 1, 2002. The Company is also entitled to quarterly royalty payments for the sale of it core logic and USB products by Opti Technologies. The Company is to receive 20% of net sales for the USB products and 40% of net sales for the core logic products. As of June 30, 2004, the Company has received approximately $1,448,000 and accrued an additional $52,000 in license and royalty payments from Opti Technologies. The maximum license and royalty payments that the Company can receive from the agreement with Opti Technologies is $1,500,000, which will be completed upon the receipt of the outstanding balance of $52,000.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined using the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three-Months Ended June 30,
	2004	2003
Net income (loss):
As reported	$(268)	$363
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	1	—

Pro forma net income (loss)	$(269)	$363

Pro forma basic net income (loss) per share	$(0.02)	$0.03

Pro forma diluted net income (loss) per share	$(0.02)	$0.03

2. Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalents shares consist of stock options. At June 30, 2004 and 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding but were excluded from the calculation of earnings per share as their impact was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended June 30,
	2004	2003
Net income (loss)	$(268)	$363

Weighted average number of common shares outstanding	11,634	11,634

Basic and diluted net income (loss) per share	$(0.02)	$0.03

Weighted average number of common shares outstanding	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted net income (loss) per share	11,634	11,634

Diluted net income (loss) per share	$(0.02)	$0.03

3. Concentrations

Major Customers and Credit Risks

The Company derives all of its current royalty revenues from Opti Technologies, Inc., an unrelated third party. At June 30, 2004, all of the Company’s accounts receivable balance is with this company. All of the Company’s accounts receivable balance at June 30, 2004 has been collected subsequent to June 30, 2004.

During the first fiscal quarter of 2005, the Company recorded the remaining $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

4. Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three-Months ended June 30,
	2004	2003
Net income (loss), as reported	$(268)	$363
Other comprehensive gain
Unrealized gain on marketable securities	—	29

Comprehensive income (loss)	$(268)	$392

5. Commitments and Contingencies

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

6. Taxes

The Company recorded no tax provisions for the three-month periods ended June 30, 2004 and 2003. The Company’s effective tax rate differed from the federal statutory rate in 2004 and 2003 due to the uncertainty of the Company returning to profitability and the utilization of prior year tax losses earned forward, respectively.

7. Revenue

During the three-month period ending June 30, 2004 and 2003, the Company recognized royalty revenue of $52,000 and $159,000, respectively. The remaining revenue in the three month period ending June 30, 2003 related to a non recurring license fee.

No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our licensing strategy of pursuing license claims on our intellectual property position.

8. National Semiconductor Settlement

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

9. Nasdaq Delisting

On May 24, 2004, the Company received notice from Nasdaq that pursuant to the April 1, 2004 oral hearing before the Nasdaq listing Qualification Panel, a determination had been made in the matter of the Company and its request for continued inclusion on the Nasdaq National Market.

After a review of the entire record the qualification panel concluded that the Company was a public shell. The panel was of the opinion that the pursuit of patent infringement claims did not constitute active and sustainable business operations. Based on the foregoing, the Panel determined that, in order to preserve and strengthen the quality of and public confidence in The Nasdaq Stock Market, and in order to protect the integrity of The National Stock Market, prospective investors and the public interest, the Company’s securities should be delisted from The Nasdaq Stock Market. The delisting became effective with the opening of business on May 26, 2004.

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

In the future, the Company will pursue revenue through the pursuit of licenses from users of its intellectual property. The Company does not expect to receive additional significant revenue other than any that may result through the pursuit of its patent infringement cases and associated licensee efforts.

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

Contingencies

From time to time we are subject to proceedings, lawsuits and other claims related to labor, products, patents and other matters. We are required to assess the likelihood of any adverse judgements or outcomes to these matters as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Net revenues for the first quarter ended June 30, 2004 were $52,000, as compared to net revenues of $584,000 for the quarter ended June 30, 2003. The decrease in net revenue for the three-month period ending June 30, 2004, as compared to the three-month period ending June 30, 2003, was due to lower royalty revenue from Opti Technologies, Inc. and a one-time license fee received in the quarter ended June 2003.

During the first fiscal quarter of 2005, the Company recorded the remaining $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative costs were $348,000 in the quarter ending June 30, 2004 as compared to $256,000 for the quarter ending June 30, 2003. The increase in selling, general and administrative expenses for the quarter ending June 30, 2004 versus the prior year is due to an increase in legal expenses. The Company anticipates that selling, general and administrative costs could increase in future quarters as the Company’s legal expenses will grow as it pursues licenses from users of its intellectual property.

Interest and Other Income, Net

Interest and other income, net was $28,000 and $35,000 for the quarters ended June 30, 2004 and 2003, respectively. The decrease in interest and other income for the comparable periods is due to lower interest rates in the quarter ended June 30, 2004 as compared the quarter ended June 30, 2003.

Income Taxes

The Company recorded no tax provisions for the three-month periods ended June 30, 2004 and 2003. The Company’s effective tax rate differed from the federal statutory rate in 2004 and 2003 due to the uncertainty of the Company returning to profitability and the utilization of prior year tax losses carried forward, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $15,275,000 at June 30, 2004 from $15,520,000 at March 31, 2004. The decrease in cash, cash equivalents and short-term investments of approximately $0.2 million from March 31, 2004 to June 30, 2004, primarily relates to net loss for the period. Working capital as of June 30, 2004 decreased to $15,184,00 from $15,451,000 at March 31, 2004, this decrease relates to the net loss during the period. During the first three-months of fiscal 2005, operating activities used $0.2 million of cash. Cash used from operating activities was primarily due to the net loss of $268,000 during the period and an increase in other assets of $52,000, partially offset by, a $91,000 decrease in accounts receivable as the Company reached the maximum royalty amounts it could earn under the Opti Technologies Inc. license agreement. The Company had no investing or financing activities during the three-month periods ending June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company’s principal source of liquidity included cash and cash equivalents of approximately $15.3 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2005. The total remaining commitment under the amended lease at June 30, 2004 is approximately $50,000.

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

Since May 26, 2004, our common stock has traded over-the-counter and has been qouted on the Pink Sheets. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as Nasdaq. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock.

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

Uncertain Revenue Stream

During the first fiscal quarter of 2005, the Company accrued the remaining $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position. Although the Company recently engaged a law firm to pursue licensing on our behalf, there can be no assurances whether or when revenues will result from the pursuit of such claims.

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended June 30, 2003, the Company reached a settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one million shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict.

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2004, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended June 30, 2004. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Date: 8/13/04	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer