Form 10-Q
period 2004-09-30
OPTI INC
filed 2004-11-15
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2004 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2004

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s omitted, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue
License and royalties	$—	$152	$52	$736

Net Sales	—	152	52	736

Costs and expenses
Selling, general and administrative	337	233	685	489

Total costs and expenses	337	233	685	489

Operating income (loss)	(337)	(81)	(633)	247
Interest and other income, net	42	32	70	67

Income (loss) before income tax provision (benefit)	(295)	(49)	(563)	314
Income tax provision (benefit)	(75)	—	(75)	—

Net income (loss)	$(220)	$(49)	$(488)	$314

Basic net income (loss) per share	$(0.02)	$(0.00)	$(0.04)	$0.03

Diluted net income (loss) per share	$(0.02)	$(0.00)	$(0.04)	$0.03

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004 *
	Unaudited
	(000’s omitted)
Assets
Current assets
Cash and cash equivalents	$15,187	$15,520
Accounts receivable	—	143
Other current assets	88	58

Total current assets	15,275	15,721

Property and equipment, net	10	9

Other assets	—	14

Total assets	$15,285	$15,744

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$113	$26
Accrued expenses	182	164
Income taxes payable	1	78
Accrued employee expenses	3	2

Total current liabilities	299	270

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value Authorizd shares - 5,000 No shares issued or outstanding	—	—
Common stock, no par value Authorizd shares - 50,000 Issued and outstanding - 11,634 at September 30, and March 31, 2004	15,053	15,053
Retained earnings	(67)	421

Total shareholders’ equity	14,986	15,474

Total liabilities and shareholders’ equity	$15,285	$15,744

*	The balance sheet of March 31, 2004 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2004	2003
	(000’s omitted)
Operating Activities:
Net income (loss)	$(488)	$314
Adjustments:
Depreciation	2	3
Changes in assets and liabilities:
Accounts receivable	143	116
Other assets	(16)	(31)
Accounts payable	87	(28)
Accrued expenses	(59)	(29)
Accrued employee expenses	1	7

Net cash provided by (used in) operating activities	(330)	352

Investing Activities:
Purchase of equipment	(3)	—

Net cash provided by (used in) investing activities	(3)	—

Financing Activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(333)	352
Cash and cash equivalents beginning of period	15,520	14,996

Cash and cash equivalents end of period	$15,187	$15,348

The accompany notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Basis of Presentation

The information at September 30, 2004 and for the three and six-month periods ended September 30, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004.

Sale of the Product Fabrication, Distribution and Sales Operations

On September 30, 2002, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies was to pay the Company $275,000 in licensing fees and acquire the existing inventory at cost. The Company was also entitled to quarterly royalty payments for the sale of it core logic and USB products by Opti Technologies. The maximum license and royalty payments that the Company could receive from the agreement with Opti Technologies was $1,500,000, which was completed in August 2004.

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

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined using the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(220)	$(49)	$(488)	$314
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	1	—	2	—

Pro forma net income (loss)	$(221)	$(49)	$(490)	$314

Pro forma basic net income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.03

Pro forma diluted net income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.03

2. Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalents shares consist of stock options. At September 30, 2004 and 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six-Months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(220)	$(49)	$(488)	$314

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic net income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.03

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net income (loss) per share	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.03

3. Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three-Months ended September 30,		Six-Months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(220)	$(49)	$(488)	$314
Other comprehensive gain
Unrealized gain on marketable securities	—	155	—	184

Comprehensive income (loss)	$(220)	$106	$(488)	$498

4. Commitments and Contingencies

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

5. Taxes

The Company recorded a one-time tax benefit of $75,000 during the quarter ended September 30, 2004 and for the six-month period ending September 30, 2004. The Company recorded no tax provision for the three and six-month periods ending September 30, 2003. The tax benefit that the Company recorded in the September 2004 period relates to certain tax exposures for a period which the statute of limitations has now closed. The Company’s effective tax rate differed from the federal statutory rate in 2004 and 2003 due to a one-time tax benefit in the second quarter of 2004, as well as the uncertainty of the Company returning to profitability and the utilization of prior year tax losses carried forward, respectively.

6. Revenue

During the three-months ended September 30, 2004 the Company did not recognize any revenue. During the three-month period ended September 30, 2003 the Company recognized royalty revenue of $152,000. During the six-month period ending September 30, 2004 and 2003, the Company recognized royalty revenue of $52,000 and $311,000, respectively. The revenue in the six-month period ending September 30, 2003 related to a non-recurring license fee.

During the first fiscal quarter of 2005, the Company recorded $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

7. National Semiconductor Settlement

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

8. Nasdaq Delisting

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

9. Subsequent Events

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents. The five patents at issue in the lawsuit are U.S. patent No. 5,710,906, U.S. patent No. 5,813,036, U.S. patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Acesses”, U.S. patent No. 5,944,807 and U.S. patent No. 6,098,141, both entitled “Compact ISA-Bus Interface.”

The complaint alleges that nVidia infringes the patents by making, selling, and offering for sale products based on and incorporating Predictive Snooping technology and the Low Pin Count Interface Specification in various of its products and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results Of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including market conditions generally and in the personal computer and semiconductor industries, changes in intellectual property law in the semiconductor industry, the willingness of the parties we believe are infringing our patents to settle our claims against them, the amount of litigation costs we must incur in pursuing our patent infringement claims and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below in this Item 2.

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

Critical Accounting Policies

We have identified the policy below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to this policy on our business is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where this policy effects our reported and expected financial results. Note that our preparation of this report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.

Contingencies

From time to time we are subject to proceedings, lawsuits and other claims related to products, patents and other matters. We are required to assess the likelihood of any adverse judgements or outcomes to these matters as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Fiscal 2005 Compared to Fiscal 2004

Revenues

The Company had no revenues for the second quarter ended September 30, 2004, as compared to net revenue of $152,000 for the quarter ended September 30, 2003. The decrease in net revenue for the three-month period ending September 30, 2004, as compared to the three-month period ending September 30, 2003, was due to the Company recording the remaining royalty revenue from OPTi Technologies in the quarter ended June 2004. Net revenue for the first six-months of fiscal 2005 was $52,000 as compared to $736,000 for the first six-months of fiscal 2004. The decrease in net revenue for the first six-months of fiscal 2005 as compared to the first six-months of fiscal 2004 was due to lower royalty revenue from Opti Technologies, Inc. and a one-time license fee received in the quarter ended June 2003.

During the first fiscal quarter of 2005, the Company recorded $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative costs were $337,000 in the quarter ending September 30, 2004 as compared to $233,000 for the quarter ending September 30, 2003. The increase in selling, general and administrative expenses for the quarter ending September 30, 2004 versus the prior year is due to an increase in legal expenses. Selling, general and administrative costs were $685,000 for the first six-months of fiscal 2005 as compared to $489,000 for the comparable period of fiscal 2004. The increase in selling, general and administrative costs for the first six-months of 2005 as compared to 2004 was mainly attributable to increased legal costs as the Company pursues its licensing strategy.

The Company anticipates that selling, general and administrative costs could increase in future quarters as the Company’s legal expenses will grow as it pursues licenses from users of its intellectual property.

Interest and Other Income, Net

Interest and other income, net was $42,000 and $32,000 for the quarters ended September 30, 2004 and 2003, respectively. The increase in interest and other income for the comparable periods is due to higher interest rates in the quarter ended September 30, 2004 as compared the quarter ended September 30, 2003. Interest and other income, net was $70,000 and $67,000 for the six-month periods ending September 2004 and 2003, respectively.

Income Taxes

The Company recorded a one-time tax benefit of $75,000 during the quarter ended September 30, 2004 and for the six-month period ending September 30, 2004. The Company recorded no tax provision for the three and six-month periods ending September 30, 2003. The tax benefit that the Company recorded in the September 2004 period relates to certain tax exposures for a period which the statute of limitations has now closed. The Company’s effective tax rate differed from the federal statutory rate in 2004 and 2003 due to a one-time tax benefit in the second quarter of 2004, as well as the uncertainty of the Company returning to profitability and the utilization of prior year tax losses carried forward, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $15,187,000 at September 30, 2004 from $15,520,000 at March 31, 2004. The decrease in cash, cash equivalents and short-term investments of approximately $0.3 million from March 31, 2004 to September 30, 2004, primarily relates to net loss for the period, offset, in part by a decrease in accounts receivable. Working capital as of September 30, 2004 decreased to $14,976,000 from $15,451,000 at March 31, 2004, this decrease relates to the net loss during the period. During the first six-months of fiscal 2005, operating activities used $0.3 million of cash. Cash used from operating activities was primarily due to the net loss of $488,000 during the period, partially offset by, a $143,000 decrease in accounts receivable as the Company reached the maximum royalty amounts it could earn under the Opti Technologies Inc. license agreement and an increase in accounts payable. The Company had minimal investing activities during the six-month ended September 30, 2004 and no investing activities in the six-months ended September 30, 2003. The Company had no financing activities during the six-month periods ending September 30, 2004 and 2003, respectively.

At September 30, 2004, the Company’s principal source of liquidity included cash and cash equivalents of approximately $15.2 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2005. The total remaining commitment under the amended lease at September 30, 2004 is approximately $35,000.

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

Uncertain Revenue Stream

During the first fiscal quarter of 2005, the Company accrued $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position. Although the Company has engaged a law firm to pursue licensing on our behalf, and recently announced the filing of a lawsuit against a party we believe is infringing our intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims.

Costs of Pursuing Our Patent Infringement Claims

Although we intend to resolve our claims against companies we believe are infringing our patents in a cost-efficient manner, those companies may choose to engage in costly litigation rather than settle our claims with us. Patent litigation can be costly, lengthy and uncertain. Therefore, we may incur significant litigation and other costs in pursuit of our intellectual property claims. We do not currently have and do not expect to have revenue from sources other than the pursuit of our claims. Therefore, the litigation and other costs associated with our pursuit of such claims will result in a reduction of our assets unless and until we can resolve the claims in our favor.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2003, the Company reached a settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2004, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended September 30, 2004. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures to the extent necessary over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

OPTi Inc.

Part II. Other Information

Item 1. Legal Proceedings

See footnote 7 in Notes to Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable and has been omitted.

Item 3. Defaults Upon Senior Securities

Not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Shareholders

Not applicable and has been omitted.

Item 5. Other Information

Not applicable and has been omitted.

Item 6. Exhibits

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

OPTi Inc.

Date: 11/12/04	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer