Form 10-Q
period 2004-12-31
OPTI INC
filed 2005-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2005 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2004

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s omitted, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue
License and royalties	$—	$171	$52	$907

Net Sales	—	171	52	907

Costs and expenses
Selling, general and administrative	447	273	1,132	762

Total costs and expenses	447	273	1,132	762

Operating income (loss)	(447)	(102)	(1,080)	145
Interest and other income, net	63	337	134	404

Income (loss) before income tax provision (benefit)	(384)	235	(946)	549
Income tax benefit	—	—	75	—

Net income (loss)	$(384)	$235	$(871)	$549

Basic net income (loss) per share	$(0.03)	$0.02	$(0.07)	$0.05

Diluted net income (loss) per share	$(0.03)	$0.02	$(0.07)	$0.05

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted)

	December 31, 2004	March 31, 2004 *
	Unaudited
Assets
Current assets
Cash and cash equivalents	$14,839	$15,520
Accounts receivable	—	143
Other current assets	61	58

Total current assets	14,900	15,721

Property and equipment, net	12	9

Other assets	—	14

Total assets	$14,912	$15,744

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73	$26
Accrued expenses	234	164
Income taxes payable	1	78
Accrued employee expenses	1	2

Total current liabilities	309	270

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value
Authorized shares - 5,000
No shares issued or outstanding	—	—
Common stock, no par value
Authorized shares - 50,000
Issued and outstanding - 11,634 at December 31, and March 31, 2004	15,053	15,053
Retained earnings	(450)	421

Total Shareholders’ Equity	14,603	15,474

Total Liabilities and Shareholders’ Equity	$14,912	$15,744

*	The balance sheet of March 31, 2004 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31
	2004	2003
	(000’s omitted)
Operating Activities:
Net income (loss)	$(871)	$549
Adjustments:
Depreciation	3	3
Gain on Tripath Technology distribution	—	(306)
Changes in assets and liabilities:
Accounts receivable	143	97
Other assets	11	10
Accounts payable	47	(45)
Accrued expenses	(7)	(9)
Accrued employee expenses	(1)	(3)

Net cash provided by (used in) operating activities	(675)	296

Investing Activities:
Proceeds from sell of Tripath Technologies, Inc. stock	—	315
Purchase of equipment	(6)	(9)

Net cash provided by (used in) investing activities	(6)	306

Financing Activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(681)	602
Cash and cash equivalents beginning of period	15,520	14,996

Cash and cash equivalents end of period	$14,839	$15,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1. Basis of Presentation

The information at December 31, 2004 and for the three and nine-month periods ended December 31, 2004 and 2003, are unaudited, but include all adjustments (consisting of normal recurring accruals) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004.

Sale of the Product Fabrication, Distribution and Sales Operations

OPTi was founded in 1989 and was an independent supplier of semiconductor products to the personal computer market. On September 30, 2002, the Company announced that it had sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As part of the transaction Opti Technologies paid the Company $275,000 in licensing fees and acquired the existing inventory at cost. The Company was also entitled to quarterly royalty payments for the sale of its core logic and USB products. The Company received license and royalty payments in the aggregate amount of $1,500,000. The final payment was received in the quarter ended September 30, 2004. No additional payments are expected from Opti Technologies related to this transaction.

Currently, the Company is pursuing revenue through the pursuit of licenses from users of its intellectual property. The Company does not expect to receive additional significant revenue other than any that may result through the pursuit of its patent infringement cases and associated licensee efforts.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the exercise price an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

SFAS No. 123 pro forma disclosures

Had compensation cost for the Company’s option plans been determined using the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$(384)	$235	$(871)	$549
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	1	3	3	3

Pro forma net income (loss)	$(385)	$232	$(874)	$546

Pro forma basic net income (loss) per share	$(0.03)	$0.02	$(0.07)	$0.05

Pro forma diluted net income (loss) per share	$(0.03)	$0.02	$(0.07)	$0.05

2. Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalents shares consist of stock options. At December 31, 2004 and 2003, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding and were excluded from the earnings (loss) per share calculator as there effects would have been antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended December 31,		Nine-Months ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(384)	$235	$(871)	$549

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic net income (loss) per share	$(0.03)	$0.02	$(0.08)	$0.05

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net income (loss) per share	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.03)	$0.02	$(0.07)	$0.05

3. Comprehensive income (loss)

The Company’s total comprehensive income (loss) is as follows (in thousands):

	Three-Months ended December 31,		Nine-Months ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(384)	$235	$(871)	$549
Other comprehensive gain
Unrealized gain on marketable securities	—	119	—	303
Less: reclassification adjustment for realized gains on the sell of Tripath Technologies, Inc. stock	—	(306)	—	(306)

Comprehensive income (loss)	$(384)	$48	$(871)	$546

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

5. Taxes

The Company recorded no tax provisions for the three-month periods ended December 31, 2004 and 2003, respectively. The Company recorded a tax benefit of $75,000 for the nine-month period ended December 31, 2004 versus no tax provision for the nine-month period ended December 31, 2003. The tax benefit that the Company recorded in the September 2004 period relates to certain tax exposures for a period which the statue of limitations has now closed. The Company’s effective tax rate differed from the federal statutory rate in the first nine-months of fiscal 2005 due to a one-time tax benefit in the second quarter of 2005, as well as the uncertainty of the Company returning to profitability and the utilization of prior year tax losses carried forward. The Company recorded no tax provision for the nine-month period ending December 31, 2003, due to the utilization of federal net operating carryforwards and state research and development tax credit carryforwards.

6. Revenue

During the three-months ended December 31, 2004 the Company did not recognize any revenue. During the three-month period ended December 31, 2003 the Company recognized royalty revenue of $171,000. During the nine-month period ending December 31, 2004 and 2003, the Company recognized royalty revenue of $52,000 and $482,000, respectively. The remaining revenue in the nine-month period ending December 31, 2003 related to a non-recurring license fee.

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

9. Intellectual Property Litigation

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

Currently, the Company is pursuing revenue through the pursuit of licenses from users of its intellectual property. The Company does not expect to receive additional significant revenue other than any that may result through the pursuit of its patent infringement cases and associated licensee efforts.

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

Fiscal 2005 Compared to Fiscal 2004

Revenues

The Company had no revenues for the third quarter ended December 31, 2004, as compared to net revenues of $171,000 for the quarter ended December 31, 2003. The decrease in net revenue for the three-month period ending December 31, 2004, as compared to the three-month period ending December 31, 2003, was the result of no royalty revenue in the quarter ended December 31, 2004. The Company does not expect any additional revenue from Opti Technologies, Inc. Net revenue for the first nine-months of fiscal 2005 were $52,000 as compared to $907,000 for the first nine-month of fiscal 2004. The decrease in net revenue for the first nine month of fiscal 2005 as compared to the first nine-month of fiscal 2004 was due to lower royalty revenue from Opti Technologies, Inc. and a one-time license fee received in the quarter ended June 2003.

During the first quarter of fiscal 2005, the Company recorded the remaining $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative costs were $447,000 in the quarter ending December 31, 2004 as compared to $273,000 for the quarter ending December 31, 2003. The increase in selling, general and administrative expenses for the quarter ending December 31, 2004 versus the prior year is due to an increase in legal expenses and related costs. Selling, general and administrative costs were $1,132,000 for the first nine-month of fiscal 2005 as compared to $762,000 for the comparable period of fiscal 2004. The increase in selling, general and administrative costs for the first nine-month of fiscal 2005 as compared to fiscal 2004 was mainly attributable to increased legal costs as the Company pursues its licensing strategy.

The Company anticipates that selling, general and administrative costs could increase in future quarters as the Company’s legal expenses will grow as it pursues licenses from users of its intellectual property.

Interest and Other Income, Net

Interest and other income, net was $63,000 and $337,000 for the quarters ended December 31, 2004 and 2003, respectively. The decrease in interest and other income is due to the gain on the sale of Tripath Technologies, Inc. stock of $306,000 in the quarter ended December 31, 2003. Interest and other income, net were $134,000 and $404,000 for the nine-month periods ending December 2004 and 2003, respectively.

Income Taxes

The Company recorded no tax provisions for the three-month periods ended December 31, 2004 and 2003, respectively. The Company recorded a tax benefit of $75,000 for the nine-month period ended December 31, 2004 versus no tax provision for the nine-month period ended December 31, 2003. The tax benefit that the Company recorded in the September 2004 period relates to certain tax exposures for a period which the statue of limitations has now closed. The Company’s effective tax rate differed from the federal statutory rate in the first nine-months of fiscal 2005 due to a one-time tax benefit in the second quarter of 2005, as well as the uncertainty of the Company returning to profitability and the utilization of prior year tax losses carried forward. The Company recorded no tax provision for the nine-month period ending December 31, 2003, due to the utilization of federal net operating carryforwards and state research and development tax credit carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $14,839,000 at December 31, 2004 from $15,520,000 at March 31, 2004. The decrease in cash, cash equivalents and short-term investments of approximately $0.7 million from March 31, 2004 to December 31, 2004, primarily relates to net loss for the period, offset, in part by a decrease in accounts receivable. Working capital as of December 31, 2004 decreased to $14,591,00 from $15,451,000 at March 31, 2004. This decrease relates to the net loss during the period. During the first nine-months of fiscal 2005, operating activities used $0.7 million of cash. Cash used from operating activities was primarily due to the net loss of $871,000 during the period, partially offset by, a $143,000 decrease in accounts receivable as the Company reached the maximum royalty amounts it could earn under the Opti Technologies Inc. license agreement and an increase in accounts payable. The Company had minimal investing activities during the nine-month ended December 31, 2004 and a gain of $306,000 during the nine-months ended December 31, 2003 relating to the sale of Tripath Technology, Inc. stock during the quarter ended December 31, 2003. The Company had no financing activities during the nine-month periods ending December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company’s principal source of liquidity included cash and cash equivalents of approximately $14.8 million. The Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2005. The total remaining commitment under the amended lease at December 31, 2004 is approximately $20,000.

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

Uncertain Revenue Stream

During the first fiscal quarter of 2005, the Company recognized the remaining $52,000 in royalty revenue from Opti Technologies, Inc. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position. Although the Company has engaged a law firm to pursue licensing on our behalf, and recently announced the filing of a lawsuit against a party that we believe is infringing our intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended December 31, 2003, the Company reached a settlement of certain claims and counterclaims with National Semiconductor that included, among other things, a one time cash payment to the Company. Under the terms of the settlement, the Company will not receive future payments from National Semiconductor. Consequently, settlements will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Sensitivity

We maintain our cash primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2004, all of our cash investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended December 31, 2004. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Part II. Other Information

Item 1. Legal Proceedings

See footnote 9 in Notes to Condensed Consolidated Financial Statements

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

OPTi Inc.

Date: 2/14/05	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer