Form 10-K
period 2005-03-31
OPTI INC
filed 2005-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Act Rule 12(b)-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2004, as reported on the Nasdaq National Market, was approximately $8,594,035. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2005 was 11,633,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2005

PART I

Item 1.	Business

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties the Company believe are infringing its patents to settle our claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to our intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below.

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2005, the Company’s annual net sales declined from $163.7 million in 1995 to $52,000 in 2005.

In September 2002, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party, and the Company ceased manufacturing, marketing and sales operations. However, the Company believes that certain of its patented technology is in widespread unlicensed use and the Company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users. In January 2004, the Company signed an engagement letter with a major law firm to assist the Company in its attempts to license its technology. The Company engaged a second law firm in November 2004 to assist with additional cases beyond the nVidia Corporation litigation.

During the first quarter of fiscal 2005, the Company received its final payment of royalty revenue in connection with the sale of its operations to Opti Technology, Inc. Currently, the Company is pursuing revenue through the pursuit of licenses from users of its intellectual property. The Company does not expect to receive additional significant revenue other than any that may result through the pursuit of its patent infringement cases and associated licensing efforts. The Company has accordingly reduced its operating personnel and expenses to minimum levels.

OPTi holds substantially all of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property. The Company has no current intention of investing or trading in securities.

Industry Background

During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing has made PC’s valuable and affordable tools for business and personal use.

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

Growth has continued in the PC market as computer and consumer electronics industries have converged, combining increased multimedia and communications capabilities. Today’s systems increasingly offer more powerful microprocessors, highly integrated chipsets, integrated video, stereo sound, highspeed fax and modem communications and DVD.

OPTi believes that the existing technology used in current generations of core logic chipsets may be infringing some of the patented technology that the Company had developed.

Strategy

Pursue Infringement Claims for Proprietary Chipset Technologies

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology. See “Item 3—Legal Proceedings” below. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on March 28, 2006. Note, however, that court dates are often subject to delay. The nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s intellectual property licensing efforts.

The Company, in the future, may also try to acquire or license additional intellectual property that it believes it can pursue licensing opportunities with potential infringers of that intellectual property.

Research and Development

As of June 14, 2005, the Company had no research and development employees. During 2005, 2004 and 2003 the Company had no research and development expenses.

At this time the Company is not engaged in any research and development activity.

Intellectual Property

The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty-four issued U.S. patents based on certain aspects of the Company’s designs. The Company currently has two pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company’s competitive position.

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

Factors Affecting Earnings and Stock Price

Trading of OPTi Common Stock on the OTC Bulletin Board

Our common stock is currently traded over-OTC Bulletin Board. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as Nasdaq. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock.

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

Uncertain Revenue Stream

Royalty payments from Opti Technologies, Inc., an unrelated third party to whom the Company sold rights to its product lines in September 2002 were completed during the first quarter of 2005 when OPTi received the remaining $52,000 of revenue from the agreement. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues, if any, depend on the success of our strategy of pursuing license claims to our intellectual property position.

Although the Company has commenced legal action and continues to pursue license revenues relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims.

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

Outcome of nVidia Legal Action

On October 19, 2004, the Company announced that it had filed a complaint against nVidia, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and “Compact ISA” chipset technology. See “Item 3—Legal Proceedings” below. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on or about March 2006. The outcome of the Markman hearings are often dispositive of the outcome of an entire patent litigation case. The nVidia action itself is an important part of the Company’s strategy for pursuing its patent infringement claims relating to its Predictive Snooping technology. Consequently, the outcome of the Markman hearing and that of the nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and the Company’s ability to realize licensing revenue from its Predictive Snoop patents will be severely impaired if the litigation is not successful.

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

Employees

As of March 31, 2005, the Company had one full-time and two part-time general and administration employees. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company’s ability to retain key employees is a critical factor to the Company’s success.

Item 2.	Properties

The Company is headquartered in Mountain View, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,700 square feet. The lease on this building expires in April 2007. The Company believes that these facilities are adequate for its needs in the foreseeable future.

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

The Company in its case against nVidia is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.

The Company from time to time has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights.

Item 4.	Submission of Matters to a Vote of Security Holders

OPTi shareholders voted on two proposals at the Company’s Annual Meeting of shareholders, which was held on April 14, 2005.

Proposal 1 was to re-elect all four of the Company’s directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

Proposal 2 was to ratify and approve the appointment of Ernst & Young LLP as independent accountants of OPTi Inc. for the fiscal year ending March 31, 2005.

Each nominee for the Board of Directors was re-elected at the 2004 Annual Meeting. The following number of votes was cast “for” and “against” each nominee:

	For	Against
Bernard T. Marren	10,330,708	19,700
Kapil K. Nanda	10,330,508	19,900
William H. Welling	10,330,508	19,900
Stephen F. Diamond	10,330,708	19,700

The shareholders also approved the second proposal, to ratify Ernst & Young LLP as independent accountants of OPTi Inc. The following votes were tabulated:

	For	Against	Abstain
Appointment of Ernst & Young LLP	10,326,614	1,900	21,894

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is currently traded on the OTC Bulletin Board “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Common stock price per share:
Fiscal 2005
High	$1.73	$1.56	$1.55	$1.60
Low	1.53	1.35	1.30	1.50

Fiscal 2004
High	$1.72	$1.61	$1.56	$1.63
Low	1.35	1.38	1.36	1.40

As of June 20, 2005, there were approximately 141 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2005 and does not currently intend to do so in the future.

Item 6.	Selected Consolidated Financial Data

	Year Ended March 31, 2005	Year Ended March 31, 2004	(note 1) Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$52	$1,050	$3,072	$1,029	$7,566	$23,198
Cost of sales	—	—	1,289	554	3,555	6,453

Gross margin	52	1,050	1,783	475	4,011	16,745
Operating expenses	1,507	1,148	1,904	689	4,776	7,578

Operating income (loss)	(1,455)	(98)	(121)	(214)	(765)	9,167
Other income (expenses):
Interest income and other	207	432	1,748	85	1,655	2,138

Income (loss) before provision for income taxes	(1,248)	334	1,627	(129)	890	11,305
Provision (benefit) for income taxes	(75)	—	(165)	—	12	261

Net income (loss)	$(1,173)	$334	$1,792	$(129)	$878	$11,044

Basic net income (loss) per share	$(0.10)	$0.03	$0.15	$(0.01)	$0.08	$0.95

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634	11,638	11,644

Diluted net income (loss) per share	$(0.10)	$0.03	$0.15	$(0.01)	$0.08	$0.95

Shares used in computing diluted per share amounts	11,634	11,634	11,634	11,634	11,639	11,653

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$14,457	$15,520	$15,008	$17,679	$34,847	$58,126
Working capital	14,291	15,451	15,139	17,832	35,461	56,950
Total assets	14,510	15,744	15,393	19,240	36,961	61,272
Shareholders’ equity	14,301	15,474	15,143	18,154	35,793	57,466
Cash dividends declared per common share	$—	$—	$—	$1.50	$—	$—

Note 1—The Company sold its operating business to Opti Technologies, Inc., an unrelated third party, in September 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price”.

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction all future revenues for the Company are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company received approximately $52,000 of royalties during the first quarter of fiscal 2005 from Opti Technologies, Inc. and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement.

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and “Compact ISA” chipset technology. See “Item 3—Legal Proceedings” above. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on or about March 28, 2006. Note, however, that court dates are often subject to delay. The nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

Litigation and Contingencies.    From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in losses.

2005 Compared to 2004—Net sales for the year ended March 31, 2005 (“2005”) decreased 95% to $52,000, compared to net sales of $1.1 million for the year ended March 31, 2004 (“2004”). This decrease in net sales was attributable to decreased license revenue from Opti Technology, who reached the maximum licensing revenue of $1.5 million, under the licensing agreement, during the first quarter of fiscal year 2005 versus a full year of license revenue in fiscal year 2004. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for 2005 and 2004 was 100%. This gross margin is attributable to the Company’s revenue in 2005 and 2004 relating entirely to license revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for 2005 were $1.5 million as compared to $1.1 million for 2004. This represented an approximate 36% increase in SG&A expenses year over year. This increase was primarily related to increased costs associated with the litigation against nVidia. The Company anticipates that SG&A expenses will increase in fiscal 2006, as it spends more on legal fees in pursuit of licensing its intellectual property.

Net interest and other income for 2005 was $0.2 million as compared to $0.4 million in 2004. The reduction in net interest and other income in 2005 as compared to 2004 was primarily due to a gain of $0.3 million in 2004 relating to the sale of Tripath Technologies, Inc. stock, offset, in part by, an increase in interest income due to higher interest rates during fiscal year 2005.

During fiscal year 2005 the Company recorded a one-time tax benefit of $75,000 relating to the resolution of certain tax contingencies. The Company’s effective tax rate differed from the federal statutory rate in 2004 primarily due to the utilization of prior year tax losses carried forward.

2004 Compared to 2003—Net sales for the year ended March 31, 2004 (“2004”) decreased 66% to $1.1 million, compared to net sales of $3.1 million for the year ended March 31, 2003 (“2003”). This decrease in net sales was mainly attributable to the Company having no product sales in 2004 versus $2.2 million in 2003. This decrease in product sales was attributable to the sale of the operating business to Opti Technologies, Inc., an unrelated third party, in September 2002.

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

Liquidity and Capital Resources— In 2005, the Company used approximately $1.1 million in operating activities primarily due to the operating loss of the Company. In 2004, the Company provided cash from operations of approximately $0.2 million primarily due to a decrease in accounts receivable of $0.1 million and decreases in prepaid expenses and other assets and accrued expenses totaling $0.1 million.

The Company had insignificant investing activities during 2005. The Company’s investing activities provided cash of approximately $0.3 million during 2004. The cash provided in investing activities was attributable to sales of the remaining shares that the Company held in Tripath Technology, Inc. in December 2003.

As of March 31, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $14.5 million and working capital of approximately $14.3 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2005, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-13 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2005. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 14, 2005 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	69	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	42	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	49	Director
Kapil K. Nanda (1)(3)(4)	59	Director
William H. Welling (1)(2)(3)(4)	71	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

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

Stephen F. Diamond was elected as a director of the Company in September 2003. He is an Associate Professor of Law at the Santa Clara University School of Law where he teaches securities regulation, corporation and international business transactions law. From 1995 to 1999 he was an associate at Wilson Sonsini Goodrich & Rosati where he represented high technology companies including OPTi and investment banks in corporate transactions, including debt and equity offerings, venture capital investments, and intellectual property rights. Mr. Diamond holds a B.A. from the University of California at Berkeley, a Ph.D. from the University of London, and a J.D. from Yale Law School.

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

Audit Committee Financial Expert.    The Company’s Board has not determined whether one of the members of its audit committee qualifies as an audit committee financial expert as set forth in Item 401(h) of Regulation S-K of the rules promulgated by the Securities and Exchange Commission. Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the Nasdaq Marketplace Rules when they were selected for the committee by the Board. In light of the nature of the Company’s business, the Company believes that its audit committee as presently constituted possesses the skills and experience necessary to oversee the work of the Company’s independent registered public accounting firm and carry out the duties set forth in the Company’s audit committee charter.

Code of Ethics.    The Company has adopted a code of ethics that applies to its chief executive officer and its chief financial officer in accordance with Item 406 of Regulation S-K of the SEC rules. A copy of the code of ethics was included in the exhibit list to the Company’s Form 10-K filed for the year ended March 31, 2004 and is incorporated herein by reference.

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

The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 2005, 2004 and 2003 to Bernard T. Marren and Michael Mazzoni (the “Named Officers”). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

	Fiscal Year	Annual Compensation					Long-Term Compensation Awards Options (#)	All Other Compensation
Name		Salary ($)		Bonus ($)
Bernard T. Marren President and Chief Executive Officer	2005 2004 2003	$ $	120,000 90,000 157,500	$	— — 250,000	(1)	— — —	$ $ $	6,500 6,750 1,844	(3) (3) (3)

Michael Mazzoni Chief Financial Officer	2005 2004 2003		78,030 59,810 102,047		— — 165,000	(2)	— — —	$ $ $	— — 2,687	(3)

(1)	Mr. Marren received compensation in the amount of $150,000 as severance due to his termination as a full-time employee as of September 30, 2002.

(2)	Mr. Mazzoni received compensation in the amount of $150,000 as severance due to his termination as a full-time employee as of September 30, 2002.

(3)	These amounts are related to the 50% company match on 401K contributions.

Option Grants in Last Fiscal Year

The Company did not grant stock options to any of the Named Officers during fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Officers exercised any options during fiscal year 2005. The following table provides information with respect to the value of the Named Officers’ unexercised options at March 31, 2005.

	Shares Acq. Exer.	Values Realized	Total Number of Unexercised Options at Fiscal Year End (#)		Total Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard T. Marren	—	—	117,333	—	$—	$—
Michael Mazzoni	—	—	—	—	$—	$—

(1)	Market value of the underlying securities based on the closing price of the Company’s Common Stock on March 31, 2005 on the Nasdaq National Market, minus the exercise price.

Employment Agreements and Severance Arrangements

The Board of Directors has approved compensation arrangements for Mr. Marren and Mr. Mazzoni. Mr. Marren and Mr. Mazzoni are to receive a percentage of all monies returned to the shareholders of the Company. The compensation ranges from 1% to 5% of the amount returned to the shareholders, dependant on the amount of money that the Company is able to return to the shareholders.

There are no employment agreements with the executive officers beyond the compensation arrangements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as otherwise indicated, the following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2005 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading “EXECUTIVE COMPENSATION—Summary Compensation Table;” (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of June 14, 2005 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company’s principal executive offices. A total of 11,633,903 shares of the Company’s Common Stock were issued and outstanding as of June 14, 2005.

	Shares Beneficially Owned
Name	Number	Percent
Bernard T. Marren(1)	127,333	1.1%

Michael Mazzoni	—	—

Stephen F. Diamond	—	—

Kapil K. Nanda(2)	26,333	*

William H. Welling(3)	18,333	*

MG Capital Management LLC(4) 1725 Kearny Street, No. 1 San Francisco, CA 94133	1,565,500	13.5%

S. Muio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	1,217,350	10.5%

Whitaker Group(6) 23 Beechwood Irvine, CA 92604	1,004,750	8.6%

Raffles Associates, L.P.(7) 450 Seventh Avenue, Ste 509 New York, NY 10123	775,365	6.7%

Dimension Fund Advisors Inc.(8) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	676,253	5.8%

All Directors and Executive Officers as a group (5 persons)(9)	163,999	1.4%

*	Represents less than one percent

(1)	Includes 117,333 shares subject to stock option exercisable as of March 31, 2005 or within sixty (60) days thereafter.

(2)	Includes 22,333 shares subject to stock option exercisable as of March 31, 2005 or within sixty (60) days thereafter.

(3)	Includes 18,333 shares subject to stock option exercisable as of March 31, 2005 or within sixty (60) days thereafter.

(4)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 21, 2003. Of the shares listed, 1,529,430 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.

(5)	Information on holdings of S. Muoio & Co LLC is taken from a Form 4 filed on February 13, 2004. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(6)	Information on holdings of Whitaker group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(7)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G filed on February 10, 2004. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(8)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 9, 2005. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Michael T. Scardina is Vice President and Chief Financial Officer of Dimensional Fund.

(9)	Includes shares pursuant to notes (1), (2) and (3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of March 31, 2005 regarding securities authorized for issuance under the Company’s equity compensation plans. The equity compensation plans of the Company include the 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1995 Employee Stock Option Plan and the 1996 Employee Stock Purchase Plan. The 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1995 Employee Stock Option Plan and the 1996 Employee Stock Purchase Plan (ESPP) were approved by shareholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,666	$4.90	800,147	(1)
Equity compensation plans not approved by security holders	—	—	1,457,275

Total	150,666	$4.90	2,257,422

(1)	Includes 603 shares available for issuance under the Employee Stock Purchase Plans.

1995 Stock Option Plan

The 1995 Stock Option Plan, or the 1995 Plan, provides for the granting of nonstatutory stock options to employees (except officers and directors) and consultants of OPTi Inc. As of March 31, 2005, under the 1995 Plan there were 2,500,000 shares of common stock authorized for issuance, of which no shares are subject to outstanding stock option grants and 1,457,275 shares are available for future grant and issuance. The 1995 Plan will continue in effect for a period of ten years unless terminated earlier by the Board of Directors. No shares have been granted under this plan since the fiscal year ended December 31, 2000.

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Ernst & Young LLP for fiscal year 2005 and 2004:

	2005	2004
Audit Fees(1)	$121,000	$123,500
Audit Related Fees	—	—
Tax Fees(2)	26,680	26,680
All Other Fees	—	—

Total	$147,680	$150,180

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2005 and 2004, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

It is the responsibility of the Audit Committee to approve, in accordance with Sections 10A(h) and (i) of the Exchange Act and the Rules and Regulations of the SEC, all professional services, to be provided to the

Company by its independent registered public accounting firm, provided that the Audit Committee shall not approve any non-audit services proscribed by Section 10A(g) of the Exchange Act in the absence of an applicable exemption.

It is the policy of the Company that the Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, consistent with the criteria set forth in the Audit Committee Charter and applicable laws and regulations. The Committee has delegated to the Chair of the Committee the authority to pre-approve such services, provided that the Chair shall report any decision on his part to pre-approve such services to the full Audit Committee at its next regular meeting. These services may include audit services, audit-related services, tax services, and other services. The independent registered public accounting firm and Company management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm pursuant to any such pre-approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	S-1

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended.(1)

3.2	Registrant’s Bylaws.(1)

10.1	1993 Stock Option Plan, as amended.(1)

10.2	1993 Director Stock Option Plan.(1)

10.14	Form of Indemnification Agreement between Registrant and its officers and directors.(1)

10.15	1996 Employee Stock Purchase Plan.(2)

10.16	1995 Employee Stock Option Plan, as amended.(3)

10.17	Patent license agreement between Intel Corporation and OPTi Inc.(4)

10.18	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002.(5)

14.1	Code of Ethics(6)

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting firm.

24.1	Power of Attorney (see page 21, signature page).

31.1	Section 302 Certification of Chief Executive Officer

Exhibit Number	Description
31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last fiscal quarter of 2005.

(c)  Exhibits.

See Item 15 (a)(3) above.

(d)  Financial Statements Schedules.

See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, State of California on the day of June 28, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 28, 2005

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2005

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 28, 2005

/S/ KAPIL K. NANDA Kapil K. Nanda	Director	June 28, 2005

/S/ WILLIAM WELLING William Welling	Director	June 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

June 10, 2005

OPTi Inc.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,457	$15,520
Accounts receivable, net of allowance of $0 in 2005 and 2004	—	143
Prepaid expenses and other current assets	43	58

Total current assets	14,500	15,721
Property and Equipment, at cost
Machinery and equipment	34	48
Furniture and fixtures	20	45

	54	93
Accumulated depreciation	(44)	(84)

	10	9
Other Assets	—	14

Total Assets	$14,510	$15,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90	$26
Accrued expenses	117	164
Income taxes payable	2	78
Accrued employee compensation	—	2

Total current liabilities	209	270

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,633,903 in 2005 and 2004	15,053	15,053
Retained earnings (deficit)	(752)	421

Total shareholders’ equity	14,301	15,474

Total liabilities and shareholders’ equity	$14,510	$15,744

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Sales
Product sales	$—	$—	$2,249
License sales	52	1,050	823

Net sales	52	1,050	3,072
Costs and expenses
Cost of sales	—	—	1,289
Selling, general and administrative	1,507	1,148	1,904

Total costs and expenses	1,507	1,148	3,193
Operating loss	(1,455)	(98)	(121)
Interest income and other	207	432	1,748

Income (loss) before provision for income taxes	(1,248)	334	1,627
Income tax benefits	(75)	—	(165)

Net income (loss)	$(1,173)	$334	$1,792

Basic net income (loss) per share	$(0.10)	$0.03	$0.15

Shares used in computing basic per share amounts	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.10)	$0.03	$0.15

Shares used in computing diluted per share amounts	11,634	11,634	11,634

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Accumulated Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2002	11,633,903	$15,597	$2,557	$—	$18,154
Net income	—	—	—	1,792	1,792
Unrealized loss on marketable securities	—	—	(1,010)	—	(1,010)
Less: reclassification adjustment for non cash gain on Tripath Technology, Inc. stock distribution included in net income	—	—	(1,544)	—	(1,544)

Comprehensive loss					(762)
Tripath Technology Inc. stock dividend	—	(544)	—	(1,705)	(2,249)

Balance at March 31, 2003	11,633,903	15,053	3	87	15,143
Net income	—	—	—	334	334
Unrealized gain on marketable securities	—	—	303	—	303
Less: reclassification adjustment for realized gains on the sale of Tripath Technologies, Inc. stock	—	—	(306)	—	(306)

Comprehensive income					331

Balance at March 31, 2004	11,633,903	15,053	—	421	15,474
Net loss and comprehensive loss	—	—	—	(1,173)	(1,173)

Balance at March 31, 2005	11,633,903	$15,053	$—	$(752)	$14,301

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003
Operating activities
Net income (loss)	$(1,173)	$334	$1,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5	4	31
Impairment of short-term investments	—	—	11
Gain on Tripath Technology, Inc. stock distribution	—	(306)	(1,544)
Changes in operating assets and liabilities:
Accounts receivable	143	125	(86)
Inventories	—	—	258
Prepaid expenses and other assets	29	41	973
Accounts payable	64	(23)	(39)
Accrued expenses	(47)	50	(403)
Income tax payable	(76)	(4)	(8)
Accrued employee compensation	(2)	(3)	(321)

Net cash provided by (used in) operating activities	(1,057)	218	664

Investing activities
Purchases of property and equipment	(6)	(9)	—
Proceeds from sale of Tripath Technology, Inc. stock	—	315	—

Net cash provided by (used in) investing activities	(6)	306	—
Net increase (decrease) in cash and cash equivalents	(1,063)	524	664
Cash and cash equivalents at beginning of year	15,520	14,996	14,332

Cash and cash equivalents at end of year	$14,457	$15,520	$14,996

Supplemental cash flow information
Cash paid for income taxes	$2	$4	$2

Supplemental disclosures of non-cash transactions
Distribution of Tripath Technology, Inc. shares	$—	$—	$2,249

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company    OPTi Inc., a California corporation, is engaged in pursuing licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area.

Use of Estimates    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2005 and 2004 substantially all cash and cash equivalents consisted of money market accounts.

Income Taxes    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

Property and Equipment    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Revenue Recognition    Revenue from royalty arrangements is recognized when earned and when collectibility is probable. The Company recognized product sales upon transfer of title, which typically was upon shipment and provided for an allowance for the estimated return of product.

Stock-Based Compensation    We generally have granted stock options to our employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of the grant. As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with employee stock option awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the options.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by FAS 148, the following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Year ending March 31,
	2005	2004	2003
Net income (loss) as reported	$(1,173)	$334	$1,792
Less: Total stock-based employee compensation expenses under fair value based methods for all awards, net of related tax effects	(5)	(5)	—

Pro forma net income (loss)	$(1,178)	$329	$1,792

Pro forma basic net income (loss) per share	$(0.10)	$0.03	$0.15

Pro forma diluted net income (loss) per share	$(0.10)	$0.03	$0.15

Net Income (loss) per Share    Basic net income (loss) per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. We have computed its weighted-average shares outstanding for all periods presented. Diluted net income (loss) per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury method. Potential dilutive common shares consist of outstanding stock options.

Comprehensive Income    Comprehensive income includes net earnings as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities recorded net of tax.

Note 2—Shareholders’ Equity

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

Stock Option Plans

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model.

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

2003
Expected Life	4.8 years
Expected volatility	0.53
Risk Free Interest Rate	2.90%

The weighted average fair value of options granted under all employee stock option plans was $1.27 for the year ending 2003. No options were granted to employees during the past two fiscal years.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2002	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2003	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	100,000	$4.63

All options outstanding were exercisable as of March 31, 2005, 2004, and 2003, respectively.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1995 Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2002	36,000	$3.75
Granted	—	$—
Exercised	—	$—
Canceled	(36,000)	$3.75

Outstanding at March 31, 2003	—	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	—	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	—	$—

No options were outstanding or exercisable as of March 31, 2005, 2004 and 2003, respectively.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2002	46,666	$5.90
Granted	8,000	$1.27
Exercised	—	$—
Canceled	(4,000)	$2.74

Outstanding at March 31, 2003	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	50,666	$5.42

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 44,666, 40,666, and 36,666 options outstanding were exercisable as of March 31, 2005, 2004 and 2003, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2005 was $5.91.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	8,000	7.76	$1.27	4,000	$1.27
$2.74	8,000	6.76	$2.74	6,000	$2.74
$4.63	100,000	3.73	$4.63	100,000	$4.63
$5.31–7.50	34,666	1.38	$6.99	34,666	$6.99

1993 Employee Stock Purchase Plan

In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2005, 149,399 shares were issued under the Purchase Plan.

1996 Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000 shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2005, 249,998 shares were issued under the Purchase Plan.

Common Stock Reserved

At March 31, 2005, the Company has reserved shares of common stock for future issuance as follows:

1993 Employee Stock Purchase Plan	601
1996 Employee Stock Purchase Plan	2
1993 Directors Stock Option Plan	65,334
1993 Stock Option Plan (including the Evergreen Plan)	734,210
1995 Stock Option Plan	1,457,275

Totals	2,257,422

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Commitments

The Company leases its facility under noncancelable operating leases.

Rental expense for operating leases amounted to $60,000, $73,000, and $72,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

In April 2005 the Company entered into an agreement to extend its current lease for an additional two years, expiring on April 30, 2007.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2006	$60,000
March 31, 2007	$61,000
March 31, 2008	$5,000

Total lease commitment	$126,000

Note 4—Concentrations

Major Customer

The Company derived all of its royalty revenue from Opti Technologies, Inc. for the fiscal years ended March 31, 2005 and 2004. Under the terms of the license agreement signed between the two companies no future royalties were owed by Opti Technologies, Inc. after June 30, 2004.

Note 5—Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2005	2004	2003
Federal:
Current	$(75)	$—	$(122)
Deferred	—	—	—

	(75)	—	(122)
State:
Current	—	—	(43)
Deferred	—	—	—

	—	—	(43)

Total	$(75)	$—	$(165)

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

	2005	2004	2003
Income taxes computed at the federal statutory rate	$—	$121	$651
Benefit of net operating income	—	(121)	(816)
Release of tax benefit	(75)	—	—

	$(75)	$—	$(165)

The components of deferred taxes consist of the following (in thousands):

	2005	2004
Deferred tax assets:
Credit carryforwards	5,745	5,745
Depreciation and amortization	2,081	2,893
Net operating losses	6,117	4,847

Total deferred tax assets	13,943	13,485
Valuation Allowance	(13,943)	(13,485)

	—	—

At March 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $14 million and $21 million, respectively, expiring in the years 2006 through 2024. At March 31, 2005, the Company had tax credit carryovers of approximately $3 million and $3.2 million for federal and state purposes, expiring in the years 2006 through 2020. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $0.6 million that will not expire.

The tax benefit associated with the exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) $1.2 million, $4.7 million and $0.2 million during 2005, 2004 and 2003, respectively.

Note 6—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2005, 2004 and 2003, the amount of the Company contribution to the 401K plan was approximately $7,000, $7,000, and $11,000, respectively. Administrative costs of the plan are immaterial.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Contingencies

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

Note 8—Distributions to Shareholders

On April 10, 2002, the Company’s Board of Directors declared a distribution to shareholders of its holdings in the common stock of Tripath Technologies, Inc. (Nasdaq NM: TRPH). OPTi distributed a dividend of 0.1666 shares of Tripath stock on each for the Company’s common stock. The record date for the dividend was April 24, 2002 and the dividend distribution date was May 30, 2002. The total value of the dividend was approximately $2.2 million. The Company recognized a gain of $1.5 million from the Tripath shares during the fiscal year ended March 31, 2003.

Note 9—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2005

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$52	$—	$—	$—
Gross profit	$52	$—	$—	$—
Operating loss	$(296)	$(337)	$(447)	$(375)
Net loss	$(268)	$(220)	$(384)	$(301)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Year Ended March 31, 2004
	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$584	$152	$171	$143
Gross profit	$584	$152	$171	$143
Operating profit (loss)	$328	$(81)	$(101)	$(243)
Net profit (loss)	$363	$(49)	$235	$(215)
Basic and diluted net profit (loss) per share	$0.03	$0.00	$0.02	$(0.02)

OPTi Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended March 31, 2003
Allowance for doubtful accounts	$50	$—	$48	(1)	$2
Year ended March 31, 2004
Allowance for doubtful accounts	$2	$—	$2	(1)	$—
Year ended March 31, 2005
Allowance for doubtful accounts	$—	$—	$—		$—

(1)	Represents a reduction in the reserve.