Form 10-Q
period 2005-06-30
OPTI INC
filed 2005-08-15
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2005

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Sales
License and royalties	$—	$52

Net sales	—	52

Costs and expenses
Selling, general and administrative	305	348

Total costs and expenses	305	348

Operating loss	(305)	(296)
Interest income	97	28

Loss before provision for income taxes	(208)	(268)
Income tax benefits	—	—

Net loss	$(208)	$(268)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Shares used in computing basic and diluted per share amounts	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2005	March 31, 2005 *
	Unaudited
	(000’s omitted)
ASSETS

Current assets:
Cash and cash equivalents	$14,159	$14,457
Prepaid expenses and other current assets	88	43

Total current assets	14,247	14,500
Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	21	20

	55	54
Accumulated depreciation	(46)	(44)

	9	10

Other Assets	14	—

Total Assets	$14,270	$14,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21	$90
Accrued expenses	154	117
Income taxes payable	2	2

Total current liabilities	177	209

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 50,000
Issued and outstanding shares - 11,634 at June 30, and March 31,2005	15,053	15,053
Accumulated deficit	(960)	(752)

Total shareholders’ equity	14,093	14,301

Total liabilities and shareholders’ equity	$14,270	$14,510

*	The balance sheet as of March 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(000’s omitted)
Operating activities
Net loss	$(208)	$(268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2	1
Changes in operating assets and liabilities:
Accounts receivable	—	91
Prepaid expenses and other assets	(59)	(52)
Accounts payable	(69)	(6)
Accrued expenses	37	(14)
Accrued employee compensation	—	3

Net cash used in operating activities	(297)	(245)

Investing activities
Purchase of equipment	(1)	—

Net cash used in investing activities	(1)	—
Financing activities
Net cash provided by financing activities	—	—

	—	—

Net decrease in cash and cash equivalents	(298)	(245)
Cash and cash equivalents at beginning of year	14,457	15,520

Cash and cash equivalents at end of year	$14,159	$15,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. Basis of Presentation

The information at June 30, 2005 and for the three-month periods ended June 30, 2005 and 2004, is unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Stock-based compensation

The Company has generally granted stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of the grant. As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the financial statements in connection with employee stock option awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the options

As required by FAS 148, the following table illustrates the effect on net loss and loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net loss:
As reported	$(208)	$(268)
Less: Total stock-based employee compensation expense under the fair value based methods for all awards, net of related tax effects	1	1

Pro forma net loss	$(209)	$(269)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.02)

2. Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At June 30, 2005 and 2004, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding and were excluded from the loss per share calculator as there effects would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended June 30,
	2005	2004
Net loss	$(208)	$(268)

Weighted average number of common shares outstanding	11,634	11,634

Basic and diluted net loss per share	$(0.02)	$(0.02)

3. Taxes

The Company recorded no tax benefit for the three-months ended June 30, 2005 and 2004. The Company’s effective tax rate differed from the federal statutory rate in the first three-month periods ended June 30, 2005 and 2004 due to the uncertainty of the Company returning to profitability.

The Company’s common stock is currently being listed and traded on the bulletin board.

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

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement. Although the Company continues to pursue license revenues related to the unauthorized use of its intellectual property, there can be no assurance whether or when revenues will result from the pursuit of such claims.

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and “Compact ISA” chipset technology. See “Item 1 – Legal Proceedings” below. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on or about March 2006. Note, however, that court dates are often subject to delay. The nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Critical Accounting Policies

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2005.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Fiscal 2006 Compared to 2005

Revenues

The Company had no revenue for the three-month period ending June 30, 2005 as compared to net revenue of $52,000 for the quarter ended June 30, 2004. This decrease in net sales was attributable to decreased license revenue from Opti Technology, who reached the maximum licensing revenue of $1.5 million during the first quarter of fiscal year 2005. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross Margin

Gross margin for the quarter ended June 30, 2004 was 100%. This gross margin is attributable to the Company’s net revenues coming entirely from license revenue, which had no associated costs.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $305,000 as compared to $348,000 for the quarter ended June 30, 2004. This decrease was primarily related to a decrease in legal expenses during the quarter ended June 30, 2005 as compared to the prior period. The Company anticipates that SG&A expenses will increase in fiscal 2006, as it spends more on legal fees in pursuit of licensing its intellectual property.

Interest Income

Interest income for the three-month period ending June 30, 2005 was $97,000 as compared to $28,000 for the three-months ended June 30, 2004. The increase in interest income in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 was due to an increase in interest income due to higher interest rates during the period.

Income Taxes

The Company recorded no tax benefits for the three-months ended June 30, 2005 and 2004. The Company’s effective tax rate differed from the federal statutory rate in the first three-month periods ended June 30, 2005 and 2004 due to the uncertainty of the Company returning to profitability.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $14,159,000 at June 30, 2005 from $14,457,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $0.3 million from March 31, 2005 to June 30, 2005, primarily relates to the net loss for the period, a decrease in accounts payable and an increase in prepaid expenses. Working capital as of June 30, 2005 decreased to $14,070,000 from $14,391,000 at March 31, 2005. During the first three-months of fiscal 2006, operating activities used $0.3 million of cash. Cash used from operating activities was primarily due to the net loss of $208,000 during the period, a decrease of $69,000 in accounts payable and in an increase of $59,000 in prepaid expenses. The Company had minimal investing activities and no financing activities during the three-month period ended June 30, 2005.

As of June 30, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $14.2 million and working capital of approximately $14.1 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2007. The total remaining commitment under the amended lease at June 30, 2005 is approximately $111,000.

Factors Affecting Earnings and Stock Price

Trading of OPTi Common Stock on the OTC Bulletin Board

On May 24, 2004, the Company received notice from NASDAQ that pursuant to the April 1, 2004 oral hearing before the NASDAQ listing Qualification Panel, a determination had been made in the matter of the Company and its request for continued inclusion on the NASDAQ National Market.

After a review of the entire record the qualification panel concluded that the Company was a public shell. The panel was of the opinion that the pursuit of patent infringement claims did not constitute active and sustainable business operations. Based on the foregoing, the Panel determined that, in order to preserve and strengthen the quality of and the public confidence in the NASDAQ Stock Market, and in order to protect the integrity of The National Stock Market, prospective investors and the public interest, the Company’s securities should be delisted from The NASDAQ Stock Market. The delisting became effective with the opening of business on May 26, 2004.

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

Outcome of nVidia Legal Action

On October 19, 2004, the Company announced that it had filed a complaint against nVidia, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and “Compact ISA” chipset technology. See “Item 1 – Legal Proceedings” below. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on or about March 2006. The nVidia action itself is an important part of the Company’s strategy for pursuing its patent infringement claims relating to its Predictive Snooping technology. Consequently, the outcome of the Markman hearing and that of the nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and the Company’s ability to realize licensing revenue from its Predictive Snoop patents will be severely impaired if the litigation is not successful.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2005, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended June 30, 2005. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

OPTi Inc.

Date: August 15, 2005	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer