Form 10-Q
period 2005-09-30
OPTI INC
filed 2005-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 31, 2005 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2005

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Sales
License and royalties	$—	$—	$—	$52

Net sales	—	—	—	52

Costs and expenses
Selling, general and administrative	477	337	782	685

Total costs and expenses	477	337	782	685

Operating loss	(477)	(337)	(782)	(633)
Interest income and other	113	42	210	70

Loss before provision for income taxes	(364)	(295)	(572)	(563)
Income tax provision (benefit)	1	(75)	1	(75)

Net loss	$(365)	$(220)	$(573)	$(488)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Shares used in computing basic and diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2005	March 31, 2005 *
	Unaudited
	(000’s omitted)
ASSETS
Current assets:
Cash and cash equivalents	$13,790	$14,457
Prepaid expenses and other current assets	164	43

Total current assets	13,954	14,500

Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	21	20

	55	54
Accumulated depreciation	(47)	(44)

	8	10

Other Assets	14	—

Total Assets	$13,976	$14,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$90
Accrued expenses	167	117
Income taxes payable	1	2

Total current liabilities	248	209

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 50,000
Issued and outstanding shares - 11,634 at September 30, and March 31,2005	15,053	15,053
Accumulated deficit	(1,325)	(752)

Total shareholders’ equity	13,728	14,301

Total liabilities and shareholders’ equity	$13,976	$14,510

*	The balance sheet as of March 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2005	2004
	(000’s omitted)
Operating activities
Net loss	$(573)	$(488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3	2
Changes in operating assets and liabilities:
Accounts receivable	—	143
Prepaid expenses and other assets	(35)	(16)
Accounts payable	(10)	87
Accrued expenses	50	17
Income taxes payable	(1)	(75)

Net cash used in operating activities	(566)	(330)

Investing activities
Purchase of equipment and intellectual property	(101)	(3)

Net cash used in investing activities	(101)	(3)

Financing activities
Net cash provided by financing activities	—	—

	—	—

Net decrease in cash and cash equivalents	(667)	(333)
Cash and cash equivalents at beginning of period	14,457	15,520

Cash and cash equivalents at end of period	$13,790	$15,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1. Basis of Presentation

The information at September 30, 2005 and for the three-month and six-month periods ended September 30, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Stock-based compensation

The Company has granted stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of the grant. As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the financial statements in connection with employee stock option awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the options

As required by FAS 148, the following table illustrates the effect on net loss and loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(365)	$(220)	$(573)	$(488)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	1	1	2	2

Pro forma net loss	$(366)	$(221)	$(575)	$(490)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

2. Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At September 30, 2005 and 2004, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding and were excluded from the loss per share calculator as there effects would have been antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Net loss	$(365)	$(220)	$(573)	$(488)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

3. Taxes

The Company recorded a tax provision of approximately $1,000 for the quarter ended September 30, 2005 and the six-month period ended September 30, 2005. This represents estimated alternative minimum taxes. The Company recorded a one-time tax benefit of $75,000 during the quarter ended September 30, 2004 and for the six-month period ended September 30, 2004. The tax benefit relates to certain tax exposures for which the statute of limitations closed during the quarter ended September 30, 2004. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

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

Fiscal 2006 Compared to 2005

Revenues

The Company had no revenue for the three-month and six-month periods ending September 30, 2005 as compared to net revenue of $52,000 for the three-month and six-month periods ended September 30, 2004. This decrease in net sales was attributable to decreased license revenue from Opti Technology, who reached the maximum licensing revenue of $1.5 million during the first quarter of fiscal year 2005. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross Margin

Gross margin for the six-month period ended September 30, 2004 was 100%. This gross margin is attributable to the Company’s net revenues coming entirely from license revenue, which had no associated costs.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2005 were $477,000 as compared to $337,000 for the quarter ended September 30, 2004. Selling, general and administrative expenses for the six-month period ended September 30, 2005 were $782,000 as compared to $685,000 for the six-month period ended September 30, 2004. The increase in selling, general and administrative costs for the three and six-month period ended September 30, 2005 as compared to comparable periods in 2004 was mainly attributable to increased legal costs as the Company pursues its licensing strategy. The Company anticipates that SG&A expenses will increase in fiscal 2006, as it spends more on legal fees in pursuit of licensing its intellectual property.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2005 was $113,000 as compared to $42,000 for the three-months ended September 30, 2004. Interest and other income, net was $210,000 and $70,000 for the six-month periods ended September 30, 2005 and 2004, respectively. The increase in net interest and other income in the three and six-month periods ended September 30, 2005 as compared to the comparable periods in 2004 was due to an increase in interest income due to higher interest rates earned on investments during the period.

Income Taxes

The Company recorded a tax provision of approximately $1,000 for the quarter ended September 30, 2005 and the six-month period ended September 30, 2005. This represents estimated alternative minimum taxes. The Company recorded a one-time tax benefit of $75,000 during the quarter ended September 30, 2004 and for the six-month period ended September 30, 2004. The tax benefit relates to certain tax exposures for a period for which the statute of limitations closed during the quarter ended September 30, 2004. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $13,790,000 at September 30, 2005 from $14,457,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $0.7 million from March 31,

2005 to September 30, 2005, primarily relates to the net loss for the period. Working capital as of September 30, 2005 decreased to $13,706,000 from $14,291,000 at March 31, 2005. During the first six-months of fiscal 2006, operating activities used $0.6 million of cash. Cash used from operating activities was primarily due to the net loss of $573,000 during the six-month period ended September 30, 2005. Investing activities used approximately $0.1 million of cash during the first six-month period of 2005. Cash used in investing activities relates to the purchase of certain intellectual property assets during the quarter ended September 30, 2005. The Company had no financing activities during the six-month period ended September 30, 2005.

As of September 30, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $13.8 million and working capital of approximately $13.6 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2007. The total remaining commitment under the amended lease at September 30, 2005 is approximately $95,000.

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

Uncertain Revenue Stream

The Company has not recognized any revenues since royalty payments from Opti Technologies, Inc., an unrelated third party to whom the Company sold rights to its product lines in September 2002, were completed during the first quarter of 2005 when OPTi received the remaining $52,000 of revenue from the agreement. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues, if any, depend on the success of our strategy of pursuing license claims to our intellectual property position.

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

Outcome of nVidia Legal Action

On October 19, 2004, the Company announced that it had filed a complaint against nVidia, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and “Compact ISA” chipset technology. See “Item 1 – Legal Proceedings” below. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence on or about March 2006. The nVidia action itself is an important part of the Company’s strategy for pursuing its patent infringement claims relating to its Predictive Snooping technology. Consequently, the outcome of the Markman hearing and that of the nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and the Company’s ability to realize licensing revenue from its Predictive Snooping patents will be severely impaired if the litigation is not successful.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2005, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended September 30, 2005. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Part II. Other Information

Item 1. Legal Proceedings

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents. The five patents at issue in the lawsuit are U.S. patent No. 5,710,906, U.S. patent No. 5,813,036, U.S. patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”, U.S. patent No. 5,944,807 and U.S. patent No. 6,098,141, both entitled “Compact ISA-Bus Interface.” The complaint alleges that nVidia infringes the patents by making, selling, and offering for sale products based on and incorporating Predictive Snooping technology and the Low Pin Count Interface Specification in various of its products and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter. The Company in its case against nVidia is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees. The “Markman” hearing pursuant to which the court will interpret OPTi’s patent claims in light of its complaint against nVidia is currently scheduled to commence in March 2006.

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

Item 4. Submission of Matters to a Vote of Shareholders

OPTi shareholders voted on two proposals at the Company’s Annual Meeting of shareholders, which was held on August 30, 2005.

Proposal 1 was to re-elect all four of the Company’s directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

Proposal 2 was to ratify and approve the appointment of Ernst & Young LLP as independent registered public accounting firm of OPTi Inc. for the fiscal year ending March 31, 2006.

Each nominee for the Board of Directors was re-elected at the 2004 Annual Meeting. The following number of votes was cast “for” and “against” each nominee:

	For	Against
Bernard T. Marren	11,075,845	16,750
Kapil K. Nanda	11,075,995	16,600
William H. Welling	11,076,195	16,400
Stephen F. Diamond	11,075,845	16,750

The shareholders also approved the second proposal, to ratify Ernst & Young LLP as independent registered public accounting firm of OPTi Inc. The following votes were tabulated:

	For	Against	Abstain
Appointment of Ernst & Young LLP	11,078,295	13,100	1,200

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

OPTi Inc.

Date: November 14, 2005	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer