Form 10-Q
period 2005-12-31
OPTI INC
filed 2006-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large Accelerated filer   ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 30, 2005 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2005

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Sales
License and royalties	$—	$—	$—	$52

Net sales	—	—	—	52

Costs and expenses
Selling, general and administrative	584	447	1,365	1,132

Total costs and expenses	584	447	1,365	1,132

Operating loss	(584)	(447)	(1,365)	(1,080)
Interest income and other	127	63	336	134

Loss before provision for income taxes	(457)	(384)	(1,029)	(946)
Income tax provision (benefit)	—	—	1	(75)

Net loss	$(457)	$(384)	$(1,030)	$(871)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.09)	$(0.07)

Shares used in computing basic and diluted per share amounts	11,634	11,634	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2005	March 31, 2005 *
	Unaudited
	(000’s omitted)
ASSETS
Current assets:
Cash and cash equivalents	$13,390	$14,457
Prepaid expenses and other current assets	133	43

Total current assets	13,523	14,500

Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	21	20

	55	54
Accumulated depreciation	(48)	(44)

	7	10

Other Assets	14	—

Total Assets	$13,544	$14,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35	$90
Accrued expenses	237	117
Income taxes payable	1	2

Total current liabilities	273	209

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 50,000
Issued and outstanding shares - 11,634 at September 30, and March 31,2005	15,053	15,053
Accumulated deficit	(1,782)	(752)

Total shareholders’ equity	13,271	14,301

Total liabilities and shareholders’ equity	$13,544	$14,510

*	The balance sheet as of March 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
	(000’s omitted)
Operating activities
Net loss	$(1,030)	$(871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	3
Changes in operating assets and liabilities:
Accounts receivable	—	143
Prepaid expenses and other assets	(104)	11
Accounts payable	(55)	47
Accrued expenses	120	69
Income taxes payable	(1)	(77)

Net cash used in operating activities	(1,066)	(675)

Investing activities
Purchase of equipment	(1)	(6)

Net cash used in investing activities	(1)	(6)

Financing activities
Net cash provided by financing activities	—	—

	—	—

Net decrease in cash and cash equivalents	(1,067)	(681)
Cash and cash equivalents at beginning of year	14,457	15,520

Cash and cash equivalents at end of year	$13,390	$14,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

1. Basis of Presentation

The information at December 31, 2005 and for the three-month and nine-month periods ended December 31, 2005 and 2004, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss:
As reported	$(457)	$(384)	$(1,030)	$(871)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	1	1	3	3

Pro forma net loss	$(458)	$(385)	$(1,033)	$(874)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.07)

2. Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At December 31, 2005 and 2004, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding and were excluded from the loss per share calculation as there effects would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended December 31,		Nine Months ended December 31,
	2005	2004	2005	2004
Net loss	$(457)	$(384)	$(1,030)	$(871)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.09)	$(0.07)

3. Taxes

The Company recorded no tax provision for the quarters ended December 31, 2005 and 2004 and a tax provision of approximately $1,000 for the nine-month period ended December 31, 2005. This represents estimated alternative minimum taxes. The Company recorded a one-time tax benefit of $75,000 during the nine-month period ending December 31, 2004. The tax benefit relates to certain tax exposures for which the statute of limitations closed during the nine-months ended December 31, 2004. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

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

Fiscal 2006 Compared to 2005

Revenues

The Company had no revenue for the three-month and nine-month periods ending December 31, 2005 as compared to zero revenue for the three-month period and net revenue of $52,000 for the nine-month period ended December 31, 2004. This decrease in net sales was attributable to decreased license revenue from Opti Technology, who reached the maximum licensing revenue of $1.5 million during the first quarter of fiscal year 2005. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended December 31, 2005 were $584,000 as compared to $447,000 for the quarter ended December 31, 2004. Selling, general and administrative expenses for the nine-month period ended December 31, 2005 were $1,365,000 as compared to $1,132,000 for the nine-month period ended December 31, 2004. The increase in selling, general and administrative costs for the three and nine-month period ended December 31, 2005 as compared to comparable periods in 2004 was mainly attributable to increased legal costs as the Company pursues its licensing strategy and an allowance for a receivable. The Company anticipates that SG&A expenses will increase in fiscal 2006, as it spends more on legal fees in pursuit of licensing its intellectual property.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2005 was $127,000 as compared to $63,000 for the three-months ended December 31, 2004. Interest and other income, net was $336,000 and $134,000 for the nine-month periods ended December 31, 2005 and 2004, respectively. The increase in net interest and other income in the three and nine-month periods ended December 31, 2005 as compared to the comparable periods in 2004 was due to an increase in interest income due to higher interest rates during the period

Income Taxes

The Company recorded no tax provision for the quarters ended December 31, 2005 and 2004 and a tax provision of approximately $1,000 for the nine-month period ended December 31, 2005. This represents estimated alternative minimum taxes. The Company recorded a one-time tax benefit of $75,000 during the nine-month period ending December 31, 2004. The tax benefit relates to certain tax exposures for which the statute of limitations closed during the nine-months ended December 31, 2004. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $13,390,000 at December 31, 2005 from $14,457,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $1.1 million from March 31, 2005 to December 31, 2005, primarily relates to the net loss for the period. Working capital as of December 31, 2005 decreased to $13,250,000 from $14,291,000 at March 31, 2005. During the first nine-months of fiscal 2006, operating activities used $1.0 million of cash. Cash used from operating activities was primarily due to the net loss of $1,030,000 during the nine-month period ended December 31, 2005. The Company had no significant investing activities and no financing activities during the nine-month period ended December 31, 2005.

As of December 31, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $13.4 million and working capital of approximately $13.3 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2007. The total remaining commitment under the amended lease at December 31, 2005 is approximately $80,000.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2005, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended December 31, 2005. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Date: February 14, 2006	By:	/s/ Michael Mazzoni
Michael Mazzoni Signed on behalf of the Registrant and as Chief Financial Officer