Form 10-K
period 2006-03-31
OPTI INC
filed 2006-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Act Rule 12(b)-2)    Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2006, as reported on the Nasdaq National Market, was approximately $10,569,804. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2006 was 11,633,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2006

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

The Company will furnish a copy of this Form 10-K upon written request and without charge. All requests for the Form 10-K should be sent by mail to: OPTi Inc, 880 Maude Avenue, Suite A, Mountain View, CA 94043 attn: Investor Relations.

Introduction

OPTi Inc. a California corporation (“OPTi” or the “Company”), was founded in 1989, as an independent supplier of semiconductor products to the personal computer (“PC”) and embedded marketplaces.

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2006, the Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006.

In September 2002, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party, and the Company ceased manufacturing, marketing and sales operations. However, the Company believes that certain of its patented technology is in widespread unlicensed use and the Company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users. In January 2004, the Company signed an engagement letter with a major law firm to assist the Company in its attempts to license its technology. The Company engaged a second law firm in November 2004 to assist with additional cases beyond the nVidia Corporation litigation, which is discussed below.

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

On October 19, 2004, the Company announced that it has filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” and Compact ISA chipset technology. See “Item 3—Legal Proceedings” below. The nVidia action itself is an important part of the Company’s strategy for pursuing its patent infringement claims relating to its Predictive Snooping and Compact ISA technology. Consequently, the Company’s ability to realize licensing revenue from its Predictive Snooping and Compact ISA patents will be severely impaired if the litigation is not successful.

On April 24, 2006, the United States District Court for the Western District of Texas issued a ruling in the ongoing patent infringement action between OPTi and nVidia. The ruling arises from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted.

In the ruling, the Court largely adopted OPTi Inc’s proposed construction on at least 13 of the 15 claims at issue. The Company believes that the ruling represents a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts. If OPTi prevails at trial, which is scheduled for the week of July 10, 2006, the Company is requesting a reward for damages on the infringement of its technology and for reimbursement of its litigation expenses.

The nVidia case itself likely is an important part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s intellectual property licensing efforts.

Research and Development

As of June 14, 2006, the Company had no research and development employees. During 2006, 2005 and 2004 the Company had no research and development expenses.

At this time the Company is not engaged in any research and development activity.

Intellectual Property

The Company seeks to protect its proprietary technology by the filing of patents. The Company currently has thirty-four issued U.S. patents based on certain aspects of the Company’s designs. These patents expire beginning in 2011 through 2020. The Company currently has two pending U.S. patents for its technology, and there can be no assurance that the pending patents will be issued or, if issued, will provide protection for the Company’s competitive position.

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

Employees

As of March 31, 2006, the Company had one full-time and two part-time general and administration employees. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company’s ability to retain key employees is a critical factor to the Company’s success.

Item 1A.	Risk Factors

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

On April 24, 2006, the United States District Court for the Western District of Texas issued a ruling in the ongoing patent infringement action between OPTi and nVidia. The ruling arises from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted.

In the ruling, the Court largely adopted OPTi Inc’s proposed construction on at least 13 of the 15 claims at issue. The Company believes that the ruling represents a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts. If OPTi prevails at trial, which is scheduled for the week of July 10, 2006, the Company is requesting a reward for damages on the infringement of its technology and for reimbursement of its litigation expenses.

The nVidia case itself is an important part of the Company’s strategy for pursuing its patent infringement claims and the Company expects that its outcome will likely have a significant effect on the Company’s intellectual property licensing efforts.

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

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one hundred thousand shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict.

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

On April 24, 2006, the United States District Court for the Western District of Texas issued a ruling in the ongoing patent infringement action between OPTi and nVidia. The ruling arises from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted.

In the ruling, the Court largely adopted OPTi Inc’s proposed construction on at least 13 of the 15 claims at issue. The Company believes that the ruling represents a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts. If OPTi prevails at trial, the Company is requesting a reward for damages on the infringement of its technology and for reimbursement of its litigation expenses.

The nVidia case itself likely is an important part of the Company’s strategy for pursuing its patent infringement claims and the Company expects that its outcome will likely have a significant effect on the Company’s intellectual property licensing efforts.

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

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is currently traded on the OTC Bulletin Board “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Common stock price per share:
Fiscal 2006
High	$1.72	$1.70	$1.72	$1.84
Low	1.59	1.60	1.57	1.56

Fiscal 2005
High	$1.73	$1.56	$1.55	$1.60
Low	1.53	1.35	1.30	1.50

As of June 9, 2006, there were approximately 113 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2006 and does not currently intend to do so in the future.

Item 6.	Selected Consolidated Financial Data

	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004	(note 1) Year Ended March 31, 2003	Three Months Ended March 31, 2002	Year Ended December 31, 2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$—	$52	$1,050	$3,072	$1,029	$7,566
Cost of sales	—	—	—	1,289	554	3,555

Gross margin	—	52	1,050	1,783	475	4,011
Operating expenses	2,437	1,507	1,148	1,904	689	4,776

Operating income (loss)	(2,437)	(1,455)	(98)	(121)	(214)	(765)
Other income (expenses):
Interest income and other	471	207	432	1,748	85	1,655

Income (loss) before provision for income taxes	(1,966)	(1,248)	334	1,627	(129)	890
Provision (benefit) for income taxes	2	(75)	—	(165)	—	12

Net income (loss)	$(1,968)	$(1,173)	$334	$1,792	$(129)	$878

Basic net income (loss) per share	$(0.17)	$(0.10)	$0.03	$0.15	$(0.01)	$0.08

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.17)	$(0.10)	$0.03	$0.15	$(0.01)	$0.08

Shares used in computing diluted per share amounts	11,634	11,634	11,635	11,634	11,634	11,639

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$12,917	$14,457	$15,520	$15,008	$17,679	$34,847
Working capital	12,311	14,291	15,451	15,139	17,832	35,461
Total assets	12,961	14,510	15,744	15,393	19,240	36,961
Shareholders’ equity	12,333	14,301	15,474	15,143	18,154	35,793
Cash dividends declared per common share	$—	$—	$—	$—	$1.50	$—

Note 1—The Company sold its operating business to Opti Technologies, Inc., an unrelated third party, in September 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Litigation and Contingencies.    From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in increased losses.

2006 Compared to 2005—The Company recorded no sales during the fiscal year ended March 31, 2006 (“2006”) as compared to $52,000 for the year ended March 31, 2005 (“2005”). This decrease in net sales was attributable to decreased license revenue from Opti Technology, which reached the maximum licensing revenue of $1.5 million during the first quarter of fiscal year 2005. No further revenue is expected from Opti

Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for 2005 was 100%. This gross margin is attributable to the Company’s revenue in 2005 relating entirely to license revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for 2006 were $2.4 million as compared to $1.5 million for 2005. This represented an approximate 62% increase in SG&A expenses year over year. This increase was primarily related to increased costs associated with the litigation against nVidia. The Company anticipates that SG&A expenses will continue to increase in fiscal 2007, as it spends more on legal fees in pursuit of licensing its intellectual property.

Net interest and other income for 2006 was $0.5 million as compared to $0.2 million in 2005. The increase in net interest and other income in 2006 as compared to 2005 was primarily due to an increase in interest through out the fiscal year, offset in part, by lower average daily cash balances.

The Company’s recorded a tax provision of approximately $2,000 in the fiscal year ended March 31, 2006. This tax provision relates to state minimum corporate taxes. During fiscal year 2005 the Company recorded a one-time tax benefit of $75,000 relating to resolution of certain tax contingencies.

2005 Compared to 2004—Net sales for the year ended March 31, 2005 (“2005”) decreased 66% to $52,000, compared to net sales of $1.1 million for the year ended March 31, 2004 (“2004”). This decrease in net sales was attributable to decreased license revenue from Opti Technology, who reached the maximum licensing revenue of $1.5 million during the first quarter of fiscal year 2005 versus a full year of license revenue in fiscal year 2004. No further revenue is expected from Opti Technologies, Inc. and the Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

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

During fiscal year 2005 the Company recorded a one-time tax benefit of $75,000 relating to resolution of certain tax contingencies. The Company’s effective tax rate differed from the federal statutory rate in 2004 primarily due to the utilization of prior year tax losses carried forward.

Liquidity and Capital Resources—The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2006, the Company used approximately $1.5 million in operating activities primarily due to the operating loss of the Company, offset in part, by increased accounts payable and accrued expenses. In 2005, the Company used cash from operations of approximately $1.1 million primarily due to the operating loss of the Company.

The Company had insignificant investing and financing activities during fiscal years 2006 and 2005.

As of March 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $12.9 million and working capital of approximately $12.3 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Contractual Obligations—At March 31, 2006, the Company’s contractual obligations comprised of the obligation of $66,000 under an operating lease. Substantially all of the $66,000 is due within the next twelve months.

Off Balance Sheet Arrangements—At March 31, 2006 and 2005, the Company does not have any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2006, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-12 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2006. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 14, 2006 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	70	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	43	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	50	Director
Kapil K. Nanda (1)(3)(4)	60	Director
William H. Welling (1)(2)(3)(4)	72	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director Microtune, Inc. and of several privately held companies.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to January 2000. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also served as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, from January 2003 to June 2005. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.

Stephen F. Diamond was elected as a director of the Company in September 2003. He is currently an Associate Professor of Law at the Santa Clara University School of Law where he teaches securities regulation, corporate and international business transactions law. From 1995 to 1999 he was an associate at Wilson Sonsini Goodrich & Rosati where he represented high technology companies including OPTi and investment banks in corporate transactions, debt and equity offerings, venture capital investments, and intellectual property rights. Mr. Diamond holds a B.A. from the University of California at Berkeley, a Ph.D. and M. Phil. from the University of London, and a J.D. from Yale Law School.

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

The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during fiscal years 2006, 2005 and 2004 to Bernard T. Marren and Michael Mazzoni (the “Named Officers”). The table lists the principal position held by each Named Officer in the Last Fiscal Year.

	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Options (#)	All Other Compensation
Name		Salary ($)		Bonus ($)
Bernard T. Marren President and Chief Executive Officer	2006 2005 2004	$ $	120,000 120,000 90,000	$	— — —	— — —	$ $ $	7,000 6,500 6,750	(1) (1) (1)

Michael Mazzoni Chief Financial Officer	2006 2005 2004		84,000 78,030 59,810		— — —	— — —	$ $ $	— — —

(1)	These amounts are related to the 50% company match on 401K contributions.

Option Grants in Last Fiscal Year

The Company did not grant stock options to any of the Named Officers during fiscal year 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Officers exercised any options during fiscal year 2006. The following table provides information with respect to the value of the Named Officers’ unexercised options at March 31, 2006.

	Shares Acq. Exer.	Values Realized	Total Number of Unexercised Options at Fiscal Year End (#)		Total Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard T. Marren	—	—	117,333	—	$—	$—
Michael Mazzoni	—	—	—	—	$—	$—

(1)	Market value of the underlying securities based on the closing price of the Company’s Common Stock on March 31, 2006 on the OTC Bulletin Board, minus the exercise price.

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

Except as otherwise indicated, the following nominee table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2006 by: (i) each present director of the Company; (ii) each of the officers named in the table under the heading “EXECUTIVE COMPENSATION—Summary Compensation Table;” (iii) all current directors and executive officers as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days of June 14, 2006 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares, shown as beneficially owned. Unless otherwise indicated, officers and directors can be reached at the Company’s principal executive offices. A total of 11,633,903 shares of the Company’s Common Stock were issued and outstanding as of June 14, 2006.

	Shares Beneficially Owned
Name	Number	Percent
Bernard T. Marren(1)	127,333	1.1%

Michael Mazzoni	—	—

Stephen F. Diamond	—	—

Kapil K. Nanda(2)	28,333	*

William H. Welling (3)	20,333	*

MG Capital Management LLC(4) 1725 Kearny Street, No. 1 San Francisco, CA 94133	1,565,500	13.5%

S. Muio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	1,217,350	10.5%

Whitaker Group (6) 23 Beechwood Irvine, CA 92604	1,004,750	8.6%

Raffles Associates, L.P. (7) 450 Seventh Avenue, Ste 509 New York, NY 10123	775,365	6.7%

Dimension Fund Advisors Inc.(8) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	669,353	5.8%

All Directors and Executive Officers as a group (5 persons)(9)	175,999	1.4%

*	Represents less than one percent

(1)	Includes 117,333 shares subject to stock option exercisable as of March 31, 2006 or within sixty (60) days thereafter.

(2)	Includes 24,333 shares subject to stock option exercisable as of March 31, 2006 or within sixty (60) days thereafter.

(3)	Includes 7,000 shares subject to stock option exercisable as of March 31, 2006 or within sixty (60) days thereafter.

(4)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 21, 2003. Of the shares listed, 1,529,430 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.

(5)	Information on holdings of S. Muoio & Co LLC is taken from a Form 4 filed on February 13, 2004. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(6)	Information on holdings of Whitaker group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(7)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G filed on February 10, 2004. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(8)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 6, 2006. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

(9)	Includes shares pursuant to notes (1), (2) and (3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of March 31, 2006 regarding securities authorized for issuance under the Company’s equity compensation plans. The equity compensation plans of the Company include the 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1995 Employee Stock Option Plan and the 1996 Employee Stock Purchase Plan. The 1993 Stock Option Plan, the 1993 Director Stock Option Plan, the 1995 Employee Stock Option Plan and the 1996 Employee Stock Purchase Plan (ESPP) were approved by shareholders.

Plan Category	Number of Securities To be issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,666	$4.90	800,147	(1)
Equity compensation plans not approved by security holders	—	—	1,457,275

Total	150,666	$4.90	2,257,422

(1)	Includes 603 shares available for issuance under the ESPPs.

1995 Stock Option Plan

The 1995 Stock Option Plan, or the 1995 Plan, provides for the granting of nonstatutory stock options to employees (except officers and directors) and consultants of OPTi Inc. As of March 31, 2006, under the 1995 Plan there were 2,500,000 shares of common stock authorized for issuance, of which no shares are subject to outstanding stock option grants and 1,457,275 shares are available for future grant and issuance. The 1995 Plan will continue in effect for a period of ten years unless terminated earlier by the Board of Directors. No shares have been granted under this plan since the fiscal year ended December 31, 2000.

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Ernst & Young LLP for fiscal year 2006 and 2005:

	2006	2005
Audit Fees (1)	$132,000	$121,000
Tax Fees (2)	28,000	26,680

Total	$160,000	$147,680

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2006 and 2005, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

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

(a)  Exhibits. See Item 15 (a)(3) above.

(b)  Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Mountain View, State of California on the day of June 29, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 29, 2006

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2006

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 29, 2006

/S/ KAPIL K. NANDA Kapil K. Nanda	Director	June 29, 2006

/S/ WILLIAM WELLING William Welling	Director	June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 26, 2006

OPTi Inc.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,917	$14,457
Prepaid expenses and other current assets	22	43

Total current assets	12,939	14,500
Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	23	20

	57	54
Accumulated depreciation	(49)	(44)

	8	10
Other Assets	14	—

Total Assets	$12,961	$14,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256	$90
Accrued expenses	372	119

Total current liabilities	628	209

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,633,903 in 2006 and 2005	15,053	15,053
Retained earnings (deficit)	(2,720)	(752)

Total shareholders’ equity	12,333	14,301

Total liabilities and shareholders’ equity	$12,961	$14,510

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004
License revenue	$—	$52	$1,050
Costs and expenses
Selling, general and administrative	2,437	1,507	1,148

Total costs and expenses	2,437	1,507	1,148
Operating loss	(2,437)	(1,455)	(98)
Interest income and other	471	207	432

Income (loss) before provision for income taxes	(1,966)	(1,248)	334
Income tax provision (benefits)	2	(75)	—

Net income (loss)	$(1,968)	$(1,173)	$334

Basic net income (loss) per share	$(0.17)	$(0.10)	$0.03

Shares used in computing basic per share amounts	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.17)	$(0.10)	$0.03

Shares used in computing diluted per share amounts	11,634	11,634	11,635

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Accumulated Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2003	11,633,903	$15,053	$3	$87	$15,143
Net income	—	—	—	334	334
Unrealized gain on marketable securities	—	—	303	—	303
Less: reclassification adjustment for realized gains on the sell of Tripath Technologies, Inc. stock	—	—	(306)	—	(306)

Comprehensive income					331

Balance at March 31, 2004	11,633,903	15,053	—	421	15,474
Net loss and comprehensive loss	—	—	—	(1,173)	(1,173)

Balance at March 31, 2005	11,633,903	15,053	—	(752)	14,301
Net loss and comprehensive loss	—	—	—	(1,968)	(1,968)

Balance at March 31, 2006	11,633,903	$15,053	$—	$(2,720)	$12,333

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004
Operating activities
Net income (loss)	$(1,968)	$(1,173)	$334
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5	5	4
Impairment on short-term investments	—	—	—
Gain on Tripath Technology, Inc. stock distribution	—	—	(306)
Changes in operating assets and liabilities:
Accounts receivable	—	143	125
Inventories	—	—	—
Prepaid expenses and other assets	7	29	41
Accounts payable	166	64	(23)
Accrued expenses	253	(123)	46
Accrued employee compensation	—	(2)	(3)

Net cash provided by (used in) operating activities	(1,537)	(1,057)	218

Investing activities
Purchases of property and equipment	(3)	(6)	(9)
Proceeds from sale of Tripath Technology, Inc. stock	—	—	315

Net cash provided by (used in) investing activities	(3)	(6)	306
Net increase (decrease) in cash and cash equivalents	(1,540)	(1,063)	524
Cash and cash equivalents at beginning of year	14,457	15,520	14,996

Cash and cash equivalents at end of year	$12,917	$14,457	$15,520

Supplemental cash flow information
Cash paid for income taxes	$2	$2	$4

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

Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2006 and 2005 substantially all cash and cash equivalents consisted of money market accounts.

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

Revenue Recognition.    Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collectibility is reasonably assured. The Company recognized product sales upon transfer of title, which typically was upon shipment and provided for an allowance for the estimated return of product.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by FAS 148, the following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Year ending March 31,
	2006	2005	2004
Net income (loss) as reported	$(1,968)	$(1,173)	$334
Less: Total stock-based employee compensation expenses under fair value based methods for all awards, net of related tax effects	(5)	(5)	(5)

Pro forma net income (loss)	$(1,973)	$(1,178)	$329

Pro forma basic net income (loss) per share	$(0.17)	$(0.10)	$0.03

Pro forma diluted net income (loss) per share	$(0.17)	$(0.10)	$0.03

Net Income (loss) per Share    Basic net income (loss) per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. We have computed weighted-average shares outstanding for all of the periods presented. Diluted net income (loss) per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method. Potential dilutive common shares consist of outstanding stock options.

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

The weighted average fair value of options granted under all employee stock option plans was $1.27 for the years ending 2003. No options were granted to employees during fiscal year 2006, 2005 and 2004.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding Shares	Weighted Ave Exercise Price
Outstanding at March 31, 2003	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	100,000	$4.63

All options outstanding were exercisable as of March 31, 2006, 2005, and 2004, respectively.

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

There has been no activity under the 1995 Plan since the fiscal year ended March 31, 2003.

No options were outstanding or exercisable as of March 31, 2006, 2005 and 2004, respectively.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1993 Director Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2003	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2004	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	50,666	$5.42

Approximately 48,666, 44,666, and 40,666 options outstanding were exercisable as of March 31, 2006, 2005 and 2004, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2006 was $5.59.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	8,000	6.76	$1.27	6,000	$1.27
$2.74	8,000	5.76	$2.74	8,000	$2.74
$4.63	100,000	2.73	$4.63	100,000	$4.63
$5.31	8,000	1.16	$5.31	8,000	$5.31
$7.50	26,666	0.16	$7.50	26,666	$7.50

1993 Employee Stock Purchase Plan

In February 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2006, 149,399 shares were issued under the Purchase Plan. No shares were issued under this plan during the year ended March 31, 2006, 2005 and 2004, respectively.

1996 Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code and reserved 150,000 shares of common stock for issuance thereunder. In October 1997, the Company added an additional 100,000 shares to this plan, for a total of 250,000

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares available. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value. As of March 31, 2006, 249,998 shares were issued under the Purchase Plan. No shares were issued under this plan during the year ended March 31, 2006, 2005 and 2004, respectively.

Common Stock Reserved

At March 31, 2006, the Company has reserved shares of common stock for future issuance as follows:

1993 Employee Stock Purchase Plan	601
1996 Employee Stock Purchase Plan	2
1993 Directors Stock Option Plan	65,334
1993 Stock Option Plan (including the Evergreen Plan)	734,210
1995 Stock Option Plan	1,457,275

Totals	2,257,422

Note 3—Commitments

The Company leases its facility under a noncancelable operating lease.

Rental expense for operating leases amounted to $60,000, $60,000, and $73,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Future minimum lease commitments by fiscal year for the facility lease is as follows:

March 31, 2007	$61,000
March 31, 2008	$5,000

Total lease commitment	$66,000

Note 4—Concentrations

Major Customer

The Company had no revenue during the fiscal year ended March 31, 2006. The Company derived all of its royalty revenue from Opti Technologies, Inc. for the fiscal years ended March 31, 2005 and 2004.

Note 5—Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2006	2005	2004
Federal:
Current	$—	$(75)	$—
Deferred	—	—	—

	—	(75)	—
State:
Current	2	—	—
Deferred	—	—	—

	—	—	—

Total	$2	$(75)	$—

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

	2006	2005	2004
Expected benefit at federal statutory rates	$(643)	$—	$121
Benefit for state income tax, net of federal effect	(110)	—	—
Valuation allowance	220	—	—
Other	533	(75)	—
Utilization of net operating loss	—	—	(121)

	$—	$(75)	$—

The components of deferred taxes consist of the following (in thousands):

	March 31, 2006	March 31, 2005
Deferred tax assets:
Credit carryforwards	5,779	5,745
Depreciation and amortization	1,385	2,081
Net operating losses	7,328	6,117
Other	19	—

Total deferred tax assets	14,511	13,943
Valuation Allowance	(14,511)	(13,943)

	—	—

At March 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $17 million and $24 million, respectively, expiring in the years 2006 through 2025. The Company had tax credit carryovers of approximately $3.8 million and $3.9 million for federal and state purposes, $2.8 million of the state tax credits do not expire. The remaining credits expire in 2006 through 2018. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $0.7 million, which will not expire.

The tax benefit associated with the exercise of non-qualified stock options, disqualifying dispositions of stock options and shares acquired under the employee stock purchase plan created net operating losses of $1,798,000 in 1997. These benefits were fully reserved by a valuation allowance, and will be credited to paid in capital when realized.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) $0.6 million, $1.2 million and $4.7 million during 2006, 2005 and 2004, respectively.

Note 6—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2006, 2005 and 2004, the amount of the Company contribution to the 401K plan was approximately $7,000, $7,000, and $7,000, respectively. Administrative costs of the plan are immaterial.

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

Note 8—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2006

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating loss	$(305)	$(477)	$(584)	$(1,072)
Net loss	$(208)	$(365)	$(457)	$(938)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Year Ended March 31, 2005

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$52	$—	$—	$—
Gross profit	$52	$—	$—	$—
Operating loss	$(296)	$(337)	$(447)	$(375)
Net loss	$(268)	$(220)	$(384)	$(301)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

OPTi Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended March 31, 2004
Allowance for doubtful accounts	$2	$—	$2	(1)	$—
Year ended March 31, 2005
Allowance for doubtful accounts	$—	$—	$—		$—
Year ended March 31, 2006
Allowance for doubtful accounts	$—	$—	$—		$—

(1)	Represents a reduction in the reserve.

S-1