Form 10-Q
period 2006-06-30
OPTI INC
filed 2006-08-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer  ☐                         Accelerated Filer  ☐                         Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2006

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
License revenues	$—	$—

Costs and expenses
Selling, general and administrative	2,031	305

Total costs and expenses	2,031	305

Operating loss	(2,031)	(305)
Interest income and other	141	97

Loss before provision for income taxes	(1,890)	(208)
Income tax benefits	—	—

Net loss	$(1,890)	$(208)

Basic and diluted net loss per share	$(0.16)	$(0.02)

Shares used in computing basic and diluted per share amounts	11,634	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30, 2006	March 31, 2006 *
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,744	$12,917
Prepaid expenses and other current assets	79	22

Total current assets	11,823	12,939

Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	23	23

	57	57
Accumulated depreciation	(50)	(49)

	7	8

Other Assets	—	14

Total Assets	$11,830	$12,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948	$256
Accrued expenses	439	372

Total current liabilities	1,387	628

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 50,000
Issued and outstanding shares - 11,634 at June 30, and March 31,2006	15,053	15,053
Accumulated deficit	(4,610)	(2,720)

Total shareholders’ equity	10,443	12,333

Total liabilities and shareholders’ equity	$11,830	$12,961

*	The balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(1,890)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43)	(59)
Accounts payable	692	(69)
Accrued expenses	67	37

Net cash used in operating activities	(1,173)	(297)

Investing activities
Purchase of equipment	—	(1)

Net cash used in investing activities	—	(1)

Financing activities

	—	—

Net decrease in cash and cash equivalents	(1,173)	(298)
Cash and cash equivalents at beginning of year	12,917	14,457

Cash and cash equivalents at end of year	$11,744	$14,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. Basis of Presentation

The information at June 30, 2006 and for the three-month periods ended June 30, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Stock-based compensation

Prior to April 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for periods prior to April 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective April 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. No options were granted during the three months ended June 30, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing. Further, the stock based compensation expense was $1,000 for the three months ended June 30, 2006 and accordingly did not have a material impact net loss or net loss per share for the three months ended June 30, 2006. There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no recognized tax benefits during the quarter ended June 30, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month period ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Three Months Ended June 30, 2005
Net loss:
As reported	$(208)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	1

Pro forma net loss	$(209)

Pro forma basic and diluted net loss per share	$(0.02)

Note that the above pro forma disclosure was not presented for the three-month period ended June 30, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

2. Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At June 30, 2006 and 2005, options for 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding and were excluded from the loss per share calculation as there effects would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended June 30,
	2006	2005
Net loss	$(1,890)	$(208)

Weighted average number of common shares outstanding	11,634	11,634

Basic and diluted net loss per share	$(0.16)	$(0.02)

3. Taxes

The Company recorded no tax provision for the quarters ended June 30, 2006 and 2005. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

4. Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive loss for the first three months ended June 30, 2006 and 2005 was $1.9 million and $0.2 million, respectively.

5. Stock Based Compensation

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

At June 30, 2006, the Company had reserved 2,257,422 shares of common stock for future issuance.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2006	150,666	$4.90
Options granted	—	$—
Options exercised	—	$—		$—
Options canceled	(26,666)	$7.50

Outstanding at June 30, 2006	124,000	$4.34	2.83	$16

Exercisable at June 30, 2006	122,000	$4.39	2.77	$12

There were no options granted during the three months ended June 30, 2006 and 2005.

6. Subsequent Events

On August 4, 2006, the Company announced that it has reached a licensing and settlement agreement with nVidia Corporation (“nVidia”). The agreement settles the lawsuit that the Company filed against nVidia in the Eastern District of Texas.

In exchange for the Company agreeing to dismiss its lawsuit against nVidia and the grant to nVidia of a non-exclusive, non-assignable license under the OPTi patents at issue in the October 2004 claim, nVidia will make initial payment of $10,000,000 to OPTi for the license grant and $1,000,000 for a fully paid-up license on the Compact ISA-Bus Interface patents within 5 business days. The Company is also to receive quarterly royalty payments of $750,000 each from nVidia, commencing in February 2007 and continuing so long as nVidia continues to use the Company’s Predictive Snooping technology up to a maximum of 12 such payments. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to per-pay to OPTi a lump sum of $7 million less any quarterly royalty payments already paid to terminate their obligation to pay the quarterly royalties.

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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction all future revenues for the Company are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company received approximately $52,000 of royalties during the first quarter of fiscal 2005 from Opti Technologies, Inc., an unrelated third party, and does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

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

Fiscal 2007 Compared to 2006

Revenues

The Company had no revenue for the three-month periods ending June 30, 2006 and 2005. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $2,031,000 as compared to $305,000 for the quarter ended June 30, 2005. The increase in selling, general and administrative costs for the three-month period ended June 30, 2006 as compared to comparable periods in 2005 was mainly attributable to increased costs relating to the nVidia litigation.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2006 was $141,000 as compared to $97,000 for the three-months ended June 30, 2005. The increase in net interest and other income in the three-month periods ended June 30, 2006 as compared to the comparable periods in 2005 was due to an increase in interest income due to higher interest rates during the period.

Income Taxes

The Company recorded no tax provision for the quarters ended June 30, 2006 and 2005. The Company’s effective tax rate differed from the federal statutory rate during all periods presented due to the uncertainty of the Company returning to profitability.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $11.7 million at June 30, 2006 from $12.9 million at March 31, 2006. The decrease in cash and cash equivalents of approximately $1.2 million from March 31, 2006 to June 30, 2006, primarily relates to the net loss for the period, offset, in part, by an increase in accounts payable for the three months ended June 30, 2006. Working capital as of June 30, 2006 decreased to $10.4 million from $12.3 million at March 31, 2006. The Company had no investing or financing activities during the three-month period ended June 30, 2006.

As of June 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $11.7 million and working capital of approximately $10.4 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2007. The total remaining commitment under the amended lease at June 30, 2006 is approximately $50,000.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2006, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.    Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended June 30, 2006. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

Subsequent Event

On August 4, 2006, the Company announced that it has reached a licensing and settlement agreement with nVidia Corporation (“nVidia”). The agreement settles the lawsuit that the Company filed against nVidia in the Eastern District of Texas.

In exchange for the Company agreeing to dismiss its lawsuit against nVidia and the grant to nVidia of a non-exclusive, non-assignable license under the OPTi patents at issue in the October 2004 claim, nVidia will make initial payment of $10,000,000 to OPTi for the license grant and $1,000,000 for a fully paid-up license on the Compact ISA-Bus Interface patents within 5 business days. The Company is also to receive quarterly royalty payments of $750,000 each from nVidia, commencing in February 2007 and continuing so long as nVidia continues to use the Company’s Predictive Snooping technology up to a maximum of 12 such payments. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to per-pay to OPTi a lump sum of $7 million less any quarterly royalty payments already paid to terminate their obligation to pay the quarterly royalties.

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

Although the Company continues to pursue license revenues relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims.

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

NVidia Royalty Stream—Subsequent Event

On August 4, 2006, the Company announced that it has reached a licensing and settlement agreement with nVidia to settle the lawsuit that the Company filed in the Eastern district of Texas. In exchange for the Company agreeing to dismiss its lawsuit against nVidia and the grant to nVidia of a non-exclusive, non-assignable license under the OPTi patents at issue in the October 2004 claim, nVidia will make initial payment of $10,000,000 to OPTi for the license grant and $1,000,000 for a fully paid-up license on the Compact ISA-Bus Interface patents within 5 business days. The Company is also to receive quarterly royalty payments of $750,000 each from nVidia, commencing in February 2007 and continuing so long as nVidia continues to use the Company’s Predictive Snooping technology up to a maximum of 12 such payments. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to per-pay to OPTi a lump sum of $7 million less any quarterly royalty payments already paid to terminate their obligation to pay the quarterly royalties.

The Company’s actual results including the total amount paid to OPTi from nVidia pursuant to the royalty payments may differ significantly as a result of a number of factors, including the continuing use of OPTi’s Predictive Snooping technology by nVidia

Fluctuations in Operating Results

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

Not applicable and has been omitted

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

OPTi Inc.

Date: August 14, 2006	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer