Form 10-Q
period 2006-09-30
OPTI INC
filed 2006-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 11,633,903.

OPTi Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2006

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
License revenue	$11,000	$—	$11,000	$—

Costs and expenses
Selling, general and administrative	713	477	2,745	782

Total costs and expenses	713	477	2,745	782

Operating income (loss)	10,287	(477)	8,255	(782)
Interest income and other	205	113	347	210

Income (loss) before provision for income taxes	10,492	(364)	8,602	(572)
Income tax provision	141	1	141	1

Net income (loss)	$10,351	$(365)	$8,461	$(573)

Basic net income (loss) per share	$0.89	$(0.03)	$0.73	$(0.05)

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$0.89	$(0.03)	$0.73	$(0.05)

Shares used in computing diluted per share amounts	11,642	11,634	11,640	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands)

	September 30, 2006	March 31, 2006*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,202	$12,917
Prepaid expenses and other current assets	132	22

Total current assets	21,334	12,939

Property and Equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	23	23

	57	57
Accumulated depreciation	(52)	(49)

	5	8
Other Assets	—	14

Total Assets	$21,339	$12,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$168	$256
Accrued expenses	236	371
Income taxes payable	141	1

Total current liabilities	545	628

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value:
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock, no par value
Authorized shares – 50,000
Issued and outstanding shares – 11,634 at September 30, and March 31, 2006	15,053	15,053
Retained earnings (accumulated deficit)	5,741	(2,720)

Total shareholders’ equity	20,794	12,333

Total liabilities and shareholders’ equity	$21,339	$12,961

*	The balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended September 30,
	2006	2005
Operating activities
Net income (loss)	$8,461	$(573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(96)	(35)
Accounts payable	(88)	(10)
Accrued expenses	(135)	50
Income taxes payable	140	(1)

Net cash provided by (used in) operating activities	8,285	(566)

Investing activities
Purchase of equipment and intellectual property	—	(101)

Net cash used in investing activities	—	(101)

Financing activities

	—	—
Net increase (decrease) in cash and cash equivalents	8,285	(667)
Cash and cash equivalents at beginning of period	12,917	14,457

Cash and cash equivalents at end of period	$21,202	$13,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. Basis of Presentation

The information at September 30, 2006 and for the three and six-month periods ended September 30, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Stock-based compensation

Prior to April 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for periods prior to April 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective April 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. No options were granted during the three months ended September 30, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing. Further, the stock based compensation expense was $1,000 and $2,000 for the three and six months ended September 30, 2006 and accordingly did not have a material impact net loss or net loss per share for the three and six months ended September 30, 2006. There was no capitalized stock-based employee compensation cost as of September 30, 2006. There were no recognized tax benefits during the quarter ended September 30, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three and six-month periods ended September 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income:
As reported	$(365)	$(573)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	1	2

Pro forma net income	$(366)	$(575)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.05)

Note that the above pro forma disclosure was not presented for the three and six-month periods ended September 30, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

2. License Revenue

On August 3, 2006, the Company entered into a license and settlement agreements between the Company and nVidia. Under the agreements the Company agreed to dismiss its patent infringement lawsuit against nVidia and licensed certain patents to nVidia. Nvidia made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence of an agreement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured.

The agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, so long as nVidia continues to use the Company’s Predictive Snoop technology, commencing in February, 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned.

3. Net Income Per Share

Basic net income (loss) per share and diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$10,351	$(365)	$8,461	$(573)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net income (loss) per share	$0.89	$(0.03)	$0.73	$(0.05)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	8	—	6	—

Denominator for diluted net income (loss) per share	11,642	11,634	11,640	11,634

Diluted net income (loss) per share	$0.89	$(0.03)	$0.72	$(0.05)

At September 30, 2006 and 2005, options for 124,000 and 150,666 shares at exercise prices ranging from $1.27 to $7.50 were outstanding, respectively. 108,000, 150,666, 108,000 and 150,666 options were excluded from the net income or loss per share calculation as their effects would have been antidilutive for the three months ended September 30, 2006 and 2005, and six months ended September 30, 2006 and 2005, respectively.

4. Taxes

The Company recorded a tax provision of $141,000 for the three and six-month periods ended September 30, 2006 and $1,000 for the three and six-month periods ended September 30, 2005. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income for the periods.

Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our deferred tax assets. In addition, utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Annual limitations may result in the expiration of net operating loss carryforwards before utilization.

5. Comprehensive Loss

Total comprehensive income (loss) includes net income (loss) and other comprehensive income. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive income (loss) for the first three and six-months ended September 30, 2006 and 2005 was $10.3 million, $8.4 million, $(0.4) million and $(0.6) million, respectively.

6. Stock Based Compensation

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

At September 30, 2006, the Company had reserved 2,257,422 shares of common stock for future issuance.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2006	150,666	$4.90
Options granted	—	$—
Options exercised	—	$—		$—
Options canceled	(26,666)	$7.50

Outstanding at September 30, 2006	124,000	$4.34	2.58	$16

Exercisable at September 30, 2006	122,000	$4.39	2.52	$12

There were no options granted during the three and six month periods ended September 30, 2006 and 2005.

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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction all future revenues for the Company are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the quarter ended September 30, 2006, the Company also entered into a one-time license arrangement for $11,000,000 on its patented technology with nVidia in connection with the settlement of its patent infringement suit against nVidia. The nVidia settlement is further described in the “Legal Proceedings” section below. Prior to the nVidia agreement, the Company had previously entered into one-time license arrangements relating to possible unauthorized use of the Company’s patents in 2000 for $13.3 million and 2003 for 500,000. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement. Although the Company continues to pursue license revenues related to the unauthorized use of its intellectual property, there can be no assurance whether or when revenues will result from the pursuit of such claims.

Critical Accounting Policies

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2006, except for – Revenue Recognition. Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured. Royalties are recorded as revenue when earned.

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

Fiscal 2007 Compared to 2006

Revenues

The Company had net revenue of $11,000,000 for the three and six-month periods ending September 30, 2006 as compared to no revenue for the three and six-month periods ended September 30, 2005. This increase in net revenue relates to the licensing and settlement agreements with nVidia in August 2006. The agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, so long as nVidia continues to use the Company’s Predictive Snoop technology, commencing in February, 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $713,000 as compared to $477,000 for the quarter ended September 30, 2005. Selling, general and administrative expenses for six-month period ended September 30, 2006 were $2,745,000 as compared to $782,000 for the six-month period ended September 30, 2005. The increase in selling, general and administrative costs for the three and six-month periods ended September 30, 2006 as compared to comparable periods in 2005 was mainly attributable to increased costs relating to the nVidia litigation and settlement.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2006 was $205,000 as compared to $113,000 for the three-months ended September 30, 2005. Interest and other income, net were $347,000 and $210,000 for the six-month periods ended September 30, 2006 and 2005, respectively. The increase in net interest and other income in the three and six-month periods ended September 30, 2006 as compared to the comparable periods in 2005 were due to an increase in interest income due to larger average cash balances and higher interest rates during the periods.

Income Taxes

The Company recorded a tax provision of $141,000 for the three and six-month periods ended September 30, 2006 and $1,000 for the three and six-month periods ended September 30, 2005. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income for the periods.

Due to uncertainty associated with our prospective ability to realize the benefits of our tax assets, we have fully reserved the value of our deferred tax assets. In addition, utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Annual limitations may result in the expiration of net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Cash and cash equivalents increased to $21.2 million at September 30, 2006 from $12.9 million at March 31, 2006. The increase in cash and cash equivalents of approximately $8.3 million from March 31, 2006 to September 30, 2006, primarily relates to the net income for the period which resulted from license and settlement arrangements with nVidia. Working capital as of September 30, 2006 increased to $20.8 million from $12.3 million at March 31, 2006. During the first six-months of fiscal 2007, operating activities provided approximately $8.3 million of cash. Cash provided from operating activities was primarily due to net income during the six-month period of $8.4 million, offset, in part, by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses. The Company had no investing or financing activities during the six-month period ended September 30, 2006.

As of September 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $21.2 million and working capital of approximately $20.8 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on April 30, 2007. The total remaining commitment under the amended lease at September 30, 2006 is approximately $35,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2006, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended September 30, 2006. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

OPTi Inc.

Part II. Other Information

Item 1. Legal Proceedings

On October 19, 2004, the Company announced that it had filed a complaint against nVidia Corporation (“nVidia”), in the Eastern District of Texas, for infringement of five U.S. patents. The five patents at issue in the lawsuit were U.S. patent No. 5,710,906, U.S. patent No. 5,813,036, U.S. patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Acesses”, U.S. patent No. 5,944,807 and U.S. patent No. 6,098,141, both entitled “Compact ISA-Bus Interface.”

The complaint alleged that nVidia infringed the patents by making, selling, and offering for sale products based on and incorporating Predictive Snooping technology and the Low Pin Count Interface Specification in various of its products and inducing and contributing to the infringement of the patents by others. On April 24, 2006, the United States District Court for the Western District of Texas issued a ruling in the ongoing patent infringement action between OPTi and nVidia. The ruling arose from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted. In the ruling, the Court largely adopted OPTi Inc’s proposed construction on at least 13 of the 15 claims at issue. The Company believes that the ruling represents a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts.

On August 3, 2006, the Company entered into a Settlement Agreement by and between the Company and nVidia and the Pre-Snoop License Agreement, by and between the Company and nVidia. The Settlement Agreement provides that in exchange for the Company agreeing to dismiss its lawsuit against nVidia and agreeing to enter into the License Agreement, nVidia will make payments of $10,000,000 to OPTi and $1,000,000 for a fully paid-up license on the Compact ISA-Bus Interface patents within five business days of the date of the agreement. The License Agreement provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, commencing in February, 2007 and continuing so long as nVidia continues to use the Company’s Predictive Snoop technology up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid.

Additionally, the Company from time to time has been notified of claims that it may be infringing patents, maskwork rights, or copyrights owned by third parties. There can be no assurance that the Company will not become involved in litigation regarding the alleged infringements by the Company of third party intellectual property rights.

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

Dependence on Intellectual Property Position

The success of the Company’s current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. Even though the Markman hearing in relation to the nVidia settlement and license agreements largely supported the Company’s patent positions, other parties against whom OPTi may pursue infringement claims may challenge the Company’s intellectual property position on other grounds and the Company may not have similar success in asserting its position with respect to other patents. It is difficult to predict developments and changes in intellectual property law. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims and with nVidia that included, among other things, a one-time cash payment to the Company. Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

nVidia Royalty Stream

On August 3, 2006, the Company entered into a Settlement Agreement by and between the Company and nVidia and the Pre-Snoop License Agreement, by and between the Company and nVidia. The Settlement Agreement provides that in exchange for the Company agreeing to dismiss its lawsuit against nVidia and agreeing to enter into the License Agreement, nVidia will make payments of $10,000,000 to OPTi and $1,000,000 for a fully paid-up license on the Compact ISA-Bus Interface patents within five business days of the date of the agreement. The License Agreement provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, commencing in February, 2007 and continuing so long as nVidia continues to use the Company’s Predictive Snoop technology up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid.

The Company’s actual results including the total amount paid to OPTi from nVidia pursuant to the royalty payments may vary as a result of a number of factors, including the the level of continuing use of OPTi’s Predictive Snooping technology by nVidia

Fluctuations in Operating Results

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

Item 4. Submission of Matters to a Vote of Shareholders

Not applicable and has been omitted.

Item 5. Other Information

Not applicable and has been omitted

Item 6. Exhibits

10.1(1) Settlement Agreement by and between OPTi Inc. and nVidia Corporation dated August 3, 2006.

10.2(2) Pre-Snoop License Agreement by and between OPTi Inc. and nVidia Corporation dated August 3, 2006.

31.1 and 31.2 Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with rule 15d-14, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 9, 2006 (SEC File Number 000-21422).

(2) Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on August 9, 2006 (SEC File Number 000-21422).

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: November 14, 2006	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer