Form 10-Q
period 2006-12-31
OPTI INC
filed 2007-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-21422

OPTi Inc.

(Exact name of registrant as specified in Its charter)

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road, Suite 103 Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (650) 213-8550

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 11,633,903.

OP Ti INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	March 31, 2006*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,727	$12,917
Short-term investments	2,000	—
Prepaid expenses and other current assets	104	22

Total current assets	20,831	12,939

Property and equipment, at cost
Machinery and equipment	34	34
Furniture and fixtures	34	23

	68	57
Accumulated depreciation	(53)	(49)

	15	8
Other assets	18	14

Total assets	$20,864	$12,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120	$256
Accrued expenses	493	371
Income taxes payable	—	1

Total current liabilities	613	628
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,634 at December 31, and March 31, 2006	15,056	15,053
Retained earnings (accumulated deficit)	5,195	(2,720)

Total stockholders’ equity	20,251	12,333

Total liabilities and stockholders’ equity	$20,864	$12,961

*	The balance sheet as of March 31, 2006 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
License and other revenue	$—	$—	$11,000	$—

Total revenue	—	—	11,000	—

Operating expenses:
General and administrative	753	584	3,498	1,365

Total operating expenses	753	584	3,498	1,365

Income (loss) from operations	(753)	(584)	7,502	(1,365)
Interest income and other	253	127	600	336

Income (loss) before provision for income taxes	(500)	(457)	8,102	(1,029)
Income tax provision	46	—	187	1

Net income (loss)	$(546)	$(457)	$7,915	$(1,030)

Net income (loss) per share:
Basic	$(0.05)	$(0.04)	$0.68	$(0.09)

Diluted	$(0.05)	$(0.04)	$0.68	$(0.09)

Weighted-average shares used in computing net income (loss) per common share
Basic	11,634	11,634	11,634	11,634

Diluted	11,634	11,634	11,642	11,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,915	$(1,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	4
Stock-based compensation	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(86)	(104)
Accounts payable	(136)	(55)
Accrued expenses	122	120
Income taxes payable	(1)	(1)

Net cash provided by (used in) operating activities	7,821	(1,066)

Cash flows from investing activities:
Purchase of equipment	(11)	(1)
Purchase of available-for-sale investments	(6,500)	—
Maturities of available-for-sale investments	4,500	—

Net cash used in investing activities	(2,011)	(1)

Cash flows from financing activities:
	—	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	5,810	(1,067)
Cash and cash equivalents, beginning of period	12,917	14,457

Cash and cash equivalents, end of period	$18,727	$13,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1. Basis of Presentation

The information at December 31, 2006 and for the three and nine-month periods ended December 31, 2006 and 2005, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Stock-based compensation

Prior to April 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for periods prior to April 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective April 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. No options were granted during the three months ended December 31, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing. Further, the stock based compensation expense was $1,000 and $3,000 for the three and nine-months ended December 31, 2006 and accordingly did not have a material impact net loss or net loss per share for the three and nine-months ended December 31, 2006. There was no capitalized stock-based employee compensation cost as of December 31, 2006. There were no recognized tax benefits during the quarter ended December 31, 2006.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three and nine-month periods ended December 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss:
As reported	$(457)	$(1,030)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	1	3

Pro forma net loss	$(458)	$(1,033)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.09)

Note that the above pro forma disclosure was not presented for the three and nine-month periods ended December 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

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

The agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, so long as nVidia continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and received.

On February 5, 2007, the Company announced that it had received a notice from nVidia that nVidia had ceased use of the licensed technology and, accordingly, that no payments were due for future use. The Company has notified nVidia that it is reviewing the situation.

3. Net Income (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings (loss) per share is computed using the weighted average shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is computed based upon the application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended December 31,		Nine Months ended December 31,
	2006	2005	2006	2005
Net income (loss)	$(546)	$(457)	$7,915	$(1,030)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634

Basic and diluted net income (loss) per share	$(0.05)	$(0.04)	$0.68	$(0.09)

Weighted average number of common shares outstanding	11,634	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	—	8	—

Denominator for diluted net income (loss) per share	11,634	11,634	11,642	11,634

Diluted net income (loss) per share	$(0.05)	$(0.04)	$0.68	$(0.09)

4. Taxes

The Company recorded a tax provision of $46,000 for the three months ended December 31, 2006 and no tax provision for the comparable period in 2005. The Company recorded a tax provision of $187,000 for the nine-month period ended December 31, 2006 and $1,000 for the nine-month period ended December 31, 2005. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income for the periods.

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

5. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive income (loss) for the first three and nine-months ended December 31, 2006 and 2005 was $(0.5) million, $7.9 million, $(0.5) million and $(1.0) million, respectively.

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

At December 31, 2006, the Company had no shares of common stock reserved for future issuance.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2006	150,666	$4.90
Options granted	—	$—
Options exercised	—	$—		$—
Options canceled	(26,666)	$7.50

Outstanding at December 31, 2006	124,000	$4.34	2.32	$256

Exercisable at December 31, 2006	122,000	$4.39	2.26	$246

There were no options granted during the three and nine-month periods ended December 31, 2006 and 2005.

7. Subsequent Events

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. OPTi has requested a jury trial in this matter.

On February 5, 2007 the Company announced that it had received a letter from NVIDIA Corporation (“NVIDIA”) stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement between NVIDIA Corporation and OPTi Inc., dated August 3, 2006. The letter from NVIDIA also states that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

The Company is in discussions with NVIDIA as to whether NVIDIA is entitled to omit the February 2007 payment and has requested additional information from NVIDIA to validate the claim NVIDIA has discontinued use of the Predictive Snooping technology.

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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction the Company’s future revenues are expected to be generated through royalties or from the licensing of the Company’s intellectual property. The Company does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the nine months ended December 31, 2006, the Company entered into a license arrangement for $11,000,000 on its patented technology with nVidia in connection with the settlement of its patent infringement suit against nVidia. If nVidia continues to use the Company’s Predictive Snooping technology, the License Agreement provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, commencing in February 2007, up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Prior to the nVidia agreement, the Company had previously entered into one-time license arrangements, with two other companies, relating to possible unauthorized use of the Company’s patents in 2000 for $13.3 million and 2003 for $500,000. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringement. Although the Company continues to pursue license revenues related to the unauthorized use of its intellectual property, there can be no assurance whether or when revenues will result from the pursuit of such claims.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating TO ITS “Predictive Snooping” technology.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. OPTi has requested a jury trial in this matter.

See also “Item 1 – Legal Proceedings” below. The AMD and Apple cases are continuing parts of the Company’s strategy for pursuing its patent infringement claims and their outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

Fiscal 2007 Compared to 2006

Revenues

The Company had no revenue for the three-month periods ended December 31, 2006 and 2005. The Company had net revenue of $11,000,000 for the nine-month period ending December 31, 2006 as compared to no revenue for the nine-month period ending December 31, 2005. This increase in net revenue relates to the licensing and settlement agreements with nVidia in August 2006.

The agreements, with nVidia, also provides that the Company receive quarterly royalty payments of $750,000 from nVidia, so long as nVidia continues to use the Company’s Predictive Snoop technology, commencing in February, 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position and the continued use of our patented technologies by licensed third parties.

On February 5, 2007, the Company announced that it had received a notice from nVidia that nVidia had ceased use of the licensed technology and, accordingly, that no payments were due for future use. The Company has notified nVidia that it is reviewing the situation.

General and Administrative

General and administrative expenses for the quarter ended December 31, 2006 were $753,000 as compared to $584,000 for the quarter ended December 31, 2005. General and administrative expenses for nine-month period ended December 31, 2006 were $3,498,000 as compared to $1,365,000 for the nine-month period ended December 31, 2005. The increase in general and administrative costs for the nine-month period ended December 31, 2006 as compared to comparable periods in 2005 was mainly attributable to increased costs relating to the nVidia litigation and settlement and infringement analysis work on potential future claims.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2006 was $253,000 as compared to $127,000 for the three-months ended December 31, 2005. Interest and other income, net were $600,000 and $336,000 for the nine-month periods ended December 31, 2006 and 2005, respectively. The increase in net interest and other income in the three and nine-month periods ended December 31, 2006 as compared to the comparable periods in 2005 were due to an increase in interest income due to larger average cash balances and higher interest rates during the periods.

Income Taxes

The Company recorded a tax provision of $46,000 for the three months ended December 31, 2006 and no tax provision for the comparable period in 2005. The Company recorded a tax provision of $187,000 for the nine-month periods ended December 31, 2006 and $1,000 for the nine-month periods ended December 31, 2005. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income for the periods.

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

Liquidity and Capital Resources

Cash, cash equivalents and investments increased to $20.7 million at December 31, 2006 from $12.9 million at March 31, 2006. The increase in cash and cash equivalents of approximately $7.8 million from March 31, 2006 to December 31, 2006, primarily relates to the net income for the period, which resulted from license and settlement arrangements with nVidia, offset, in part, by an increase in short-term investments. Working capital as of December 31, 2006 increased to $20.2 million from $12.3 million at March 31, 2006. During the first nine-months of fiscal 2007, operating activities provided approximately $7.8 million of cash. Cash provided from operating activities was primarily due to net income during the nine-month period of $7.9 million, offset, in part; by a decrease in accounts payable and an increase in accrued expenses and prepaid expenses. The Company had investing activity of $2.0 million for the three and nine-month period ended December 31, 2006. This investing activity relates to the net purchase of short-term investments. The Company had no financing activities during the nine-month period ended December 31, 2006.

As of December 31, 2006, the Company’s principal sources of liquidity included cash, cash equivalents and investments of approximately $20.7 million and working capital of approximately $20.2 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at December 31, 2006 is approximately $304,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2006, all of our investments mature in less than thirty days. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended December 31, 2006. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that AMD infringes the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter. The Company in its case against AMD is seeking an injunction and damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. OPTi has requested a jury trial in this matter.

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

If nVidia continues to use the Company’s Predictive Snooping technology, the License Agreement provides that the Company shall receive quarterly royalty payments of $750,000 from nVidia, commencing in February 2007, up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, nVidia can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid.

The Company’s actual results including the total amount paid to OPTi from nVidia pursuant to the royalty payments may vary as a result of a number of factors, including the level of continuing use of OPTi’s Predictive Snooping technology by nVidia.

On February 5, 2007, the Company announced that it had received a notice from nVidia that nVidia had ceased use of the licensed technology and, accordingly, that no payments were due for future use. The Company has notified nVidia that it is reviewing the situation.

Outcome of AMD and Apple Legal Actions

On November 15, 2006 and January 16, 2007, the Company announced that it had filed patent infringement lawsuits in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) and Apple Inc. (“Apple”), respectively, for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 1 – Legal Proceedings” above. The AMD and Apple cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including settlement and licensing agreements and litigation expenses. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

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

10.19 Lease between the Registrant and John Arrillaga or his Successor, dated November 21, 2006.

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

OPTi Inc.

Date: February 14, 2007	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer