Form 10-K
period 2007-03-31
OPTI INC
filed 2007-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-21422

OPTi Inc.

(Exact name of registrant as specified in Its charter)

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (650) 213-8550

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act     Yes  ☐  No   ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2006, as reported on the Nasdaq National Market, was approximately $28,646,661. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2007 was 11,641,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2007

PART I

Item 1.	Business

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties the Company believe are infringing its patents to settle our claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to our intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes to intellectual property law and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price” found below.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Securities and Exchange Commission website http://www.sec.gov.

The Company will furnish a copy of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our Code of Ethics and any amendments to these reports upon written request and without charge. All requests for the Form 10-K should be sent by mail to: OPTi Inc, 3430 W. Bayshore Road, Suite 103, Palo Alto, CA 94303 attn: Investor Relations.

Introduction

OPTi Inc. a California corporation (“OPTi” or the “Company”), was founded in 1989, as an independent supplier of semiconductor products to the personal computer (“PC”) and embedded marketplaces.

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2006, the Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006. During the year ended March 31, 2007, the Company recorded net revenue of $11 million relating to a license with nVidia Corporation.

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

OPTi holds substantially all of its liquid assets in cash and cash equivalents and available for sale securities for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property. The Company has no current intention of investing or trading in securities.

Industry Background

Since OPTi’s inception in 1989, the PC industry has grown rapidly as increased functionality combined with lower pricing has made PC’s valuable and affordable tools for business and personal use.

The trend to higher performance, lower cost personal computers has been accompanied by a variety of changes in the market for personal computers and the technologies used to address these market requirements. The consumer and home office sectors have become the fastest growing sectors of the PC market, driven, in part, by the emergence of low-cost multimedia computers and peripherals.

These changes in the PC market and technology directly affect the market for core logic chipsets. The primary customer base for chipsets has shifted significantly to major PC manufactures and to the suppliers to these leading original equipment manufacturers (“OEM”) customers, in contrast to prior periods in which motherboard manufacturers and system integrators represented the largest portion of the market for core logic chipsets. Large OEMs require increasingly higher levels of product integration, thus enabling them to reduce parts count and control total product costs.

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

On August 3, 2006, following a favorable court ruling in the Company’s patent infringement litigation against nVidia, the Company entered into a license and settlement agreements between with nVidia. Under the agreements the Company agreed to dismiss its patent infringement lawsuit against nVidia and licensed certain patents to nVidia. nVidia made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There was no future performance obligation.

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

On February 5, 2007, the Company announced that it had received a notice from nVidia that nVidia had ceased use of the licensed technology and, accordingly, that no payments were due for future use. The Company recorded no royalty revenue during the fiscal year ended March 31, 2007 from nVidia.

The Company is in discussions with nVidia as to whether nVidia is entitled to omit the February 2007 payment and has requested additional information from nVidia to validate the claim nVidia has discontinued use of the Predictive Snooping technology.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating TO ITS “Predictive Snooping” technology. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. OPTi has requested a jury trial in this matter. See “Item 3—Legal Proceedings” below.

Research and Development

As of June 1, 2007, the Company had no research and development employees. During 2007, 2006 and 2005 the Company had no research and development expenses.

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

The Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. Parties against whom the Company files claims of intellectual property infringement may bring their own counterclaims that challenge the validity of the Company’s intellectual property rights. There can be no assurances that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company’s intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Employees

As of March 31, 2007, the Company had one full-time and two part-time general and administration employees. The Company’s employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company’s ability to retain key employees is a critical factor to the Company’s success.

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

Dependence on Intellectual Property Position

The success of the Company’s current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. Proposed patent reform legislation may affect the Company’s ability to file claims for infringement of its patents and increase the time required to resolve claims that are filed. It is difficult to predict developments and changes in intellectual property law. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

Uncertain Revenue Stream

The Company no longer receives revenues from product sales and the Company’s future revenues, if any, depend on the success of our strategy of pursuing license claims to our intellectual property position.

Although the Company has commenced legal action and continues to pursue license revenues relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims.

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims and counterclaims with nVidia Corporation that included, among other things, a one-time cash payment to the Company. Under the terms of the settlement, the Company was to receive future payments from nVidia if they continued to use the patented technology. However, nVidia informed the Company in January 2007 that it had ceased such use and we are presently investigating the claim. Consequently, settlements of claims such as the nVidia claim will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of AMD and Apple Legal Actions

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating TO ITS “Predictive Snooping” technology. See “Item 1—Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. OPTi has requested a jury trial in this matter. If the AMD and Apple legal actions are not resolved favorably, the Company may not have revenues from other sources for the foreseeable future.

Outcome of Future Royalties from nVidia

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

On February 5, 2007 the Company announced that it had received a letter from nVidia Corporation stating that nVidia has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement between nVidia Corporation and OPTi Inc., dated August 3, 2006. The letter from nVidia also states that nVidia will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

The Company is in discussions with nVidia as to whether nVidia is entitled to omit the February 2007 payment and has requested additional information from nVidia to validate the claim nVidia has discontinued use of the Predictive Snooping technology. If nVidia and the Company do not reach agreement that payments are owed to the Company, the Company will have no other current source of revenues and may incur additional legal costs to obtain payments it may believe are owed to it by nVidia under the settlement agreement.

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

Uncertainty of Future Distributions to Shareholders

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy . On April 9, 2007 the Company paid a dividend of $0.50 per share of common stock to its shareholders. Its most recent previous cash distribution had occurred in 2002. The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Item 2.	Properties

The Company is headquartered in Palo Alto, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,800 square feet. The lease on this building expires in December 2009. The Company believes that these facilities are adequate for its needs in the foreseeable future.

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

The following required information is filed as a part of this Report:

On February 14, 2007, the Company announced the declaration of a cash dividend of $0.50 per share of the Company’s common stock, which was paid on April 9, 2007. The Company most recent previous cash dividend occurred during 2002. The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is currently traded on the OTC Bulletin Board “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Common stock price per share:
Fiscal 2007
High	$3.35	$4.70	$6.51	$7.82
Low	1.75	3.13	4.40	5.60

Fiscal 2006
High	$1.72	$1.70	$1.72	$1.84
Low	1.59	1.60	1.57	1.56

As of June 18, 2007, there were approximately 105 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2007 and does not currently intend to do so in the future.

Item 6.	Selected Financial Data

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004	Year Ended March 31, 2003 (note 1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$11,000	$—	$52	$1,050	$3,072
Cost of sales	—	—	—	—	1,289

Gross margin	11,000	—	52	1,050	1,783
Operating expenses	4,698	2,437	1,507	1,148	1,904

Operating income (loss)	6,302	(2,437)	(1,455)	(98)	(121)
Other income (expenses):
Interest income and other	845	471	207	432	1,748

Income (loss) before provision for income taxes	7,147	(1,966)	(1,248)	334	1,627
Provision (benefit) for income taxes	139	2	(75)	—	(165)

Net income (loss)	$7,008	$(1,968)	$(1,173)	$334	$1,792

Basic net income (loss) per share	$0.60	$(0.17)	$(0.10)	$0.03	$0.15

Shares used in computing basic per share amounts	11,634	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$0.60	$(0.17)	$(0.10)	$0.03	$0.15

Shares used in computing diluted per share amounts	11,643	11,634	11,634	11,635	11,634

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$20,173	$12,917	$14,457	$15,520	$15,008
Working capital	13,502	12,311	14,291	15,451	15,139
Total assets	20,322	12,961	14,510	15,744	15,393
Shareholders’ equity	13,539	12,333	14,301	15,474	15,143

Note 1—The Company sold its operating business to Opti Technologies, Inc., an unrelated third party, in September 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price”.

Executive Summary

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

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents and has been is actively working to explore all possible arrangements to settle such infringement.

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

On February 5, 2007 the Company announced that it had received a letter from nVidia Corporation stating that nVidia has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement between nVidia Corporation and OPTi Inc., dated August 3, 2006. The letter from nVidia also states that nVidia will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007. The Company recorded no royalty revenue during the fiscal year ended March 31, 2007 from nVidia.

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

Revenue Recognition.    Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured. Royalties are recorded as revenue when earned and collectibility is reasonably assured.

Litigation and Contingencies.    From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits. As of March 31, 2007 and 2006, the Company had no accruals relating to any claims.

Results of Operation

2007 Compared to 2006—The Company recorded $11,000,000 of net sales during the fiscal year ended March 31, 2007 (“2007”) as compared to no sales during the fiscal year ended March 31, 2006 (“2006”). This increase in net sales was attributable to the license and settlement agreement that the Company entered into with nVidia Corporation in August 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Selling, general and administrative (“SG&A”) expenses for 2007 were $4.7 million as compared to $2.4 million for 2006. This represented an approximate 96% increase in SG&A expenses year over year. This increase was primarily related to increased costs associated with the litigation and settlement against nVidia and executive bonus of $291,000.

Net interest and other income for 2007 was $0.8 million as compared to $0.5 million in 2006. The increase in net interest and other income in 2007 as compared to 2006 was primarily due to an increase in the average cash balance, due to the settlement with nVidia Corporation, and higher interest through out the fiscal year.

The Company’s recorded a tax provision of approximately $139,000 in the fiscal year ended March 31, 2007. This tax provision relates to federal and state alternative minimum taxes relating to the settlement with nVidia Corporation. The Company’s effective tax rate differed from the federal statutory rate in 2007 due to the utilization of prior year net operating losses. The Company’s recorded a tax provision of approximately $2,000 in the fiscal year ended March 31, 2006. This tax provision relates to state minimum corporate taxes.

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

The Company’s recorded a tax provision of approximately $2,000 in the fiscal year ended March 31, 2006. This tax provision relates to state minimum corporate taxes. During fiscal year 2005 the Company recorded a one-time tax benefit of $75,000 relating to certain tax exposures for a period which the statute of limitations has now closed.

Liquidity and Capital Resources—The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2007, the Company provided approximately $7.3 million in operating activities primarily due to the operating income of the Company arising from the nVidia settlement and an increase in accounts payable and accrued employee expenses, offset in part, by a decrease in accrued expenses. In 2006, the Company used cash from operations of approximately $1.5 million primarily due to the operating loss of the Company.

The net cash used by the Company in investing activities was approximately $2.0 million during fiscal year 2007 relating to the purchases and sales of available-for-sale investments. The Company had insignificant investment activities during fiscal year 2006 and 2005.

The Company had insignificant financing activities during fiscal years 2007 and 2006.

As of March 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $18.2 million and working capital of approximately $13.5 million. On April 9, 2007, the Company distributed $5.8 million to its shareholders in the form of a cash dividend of $0.50 per share of common stock announced on February 14, 2007. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2007, all of our investments have a reset date where the Company can liquidate the investment, of less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-14 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2007. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 14, 2007 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	71	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	44	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	51	Director
Kapil K. Nanda (1)(3)(4)	61	Director
William H. Welling (1)(2)(3)(4)	73	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director at Microtune, Inc., Infocus Corporation, Unipixel and several privately held companies.

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

Stephen F. Diamond was elected as a director of the Company in September 2003. He is currently an Associate Professor of Law at the Santa Clara University School of Law where he teaches securities regulation, corporation and international business transactions law. From 1995 to 1999 he was an associate at Wilson Sonsini Goodrich & Rosati where he represented high technology companies including OPTi and investment banks in corporate transactions, debt and equity offerings, venture capital investments, and intellectual property rights. Mr. Diamond holds B.A. from the University of California at Berkeley, a Ph.D., M. Phil. from the University of London, and a J.D. from Yale Law School.

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

Further information appearing under the heading “Directors”, “Executive Officers” and “Corporate Governance” of our 2007 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation”, “Report of the Compensation Committee”, “Compensation Discussion and Analysis”, and “Executive Compensation” of our 2007 Proxy Statement is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.	Certain Relationship and Related Transactions

The information appearing in our 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” is incorporated by reference in this section.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2007 Proxy Statement under the heading “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	S-1

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended.(1)

3.2	Registrant’s Bylaws.(1)

10.1	1993 Stock Option Plan, as amended.(1)

10.2	1993 Director Stock Option Plan.(1)

10.14	Form of Indemnification Agreement between Registrant and its officers and directors.(1)

10.15	Patent license agreement between Intel Corporation and OPTi Inc.(2)

10.16	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002.(3)

10.17	Settlement and License Agreements between nVidia Corporation and OPTi Inc dated August 3, 2006.(4)

10.18	Lease between the Registrant and John Arrillaga or his Sucessor dated as of November 21, 2007.(5)
14.1	Code of Ethics(4)

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting firm.

24.1	Power of Attorney (see page 17, signature page).

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2006.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2006, of OPTi Inc.

(b)  Exhibits. See Item 15 (a)(3) above.

(c)  Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 28, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 28, 2007

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2007

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 28, 2007

/S/ KAPIL K. NANDA Kapil K. Nanda	Director	June 28, 2007

/S/ WILLIAM WELLING William Welling	Director	June 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 25, 2007

OPTi Inc.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,173	$12,917
Available-for-sale investments	2,000	—
Prepaid expenses and other current assets	112	22

Total current assets	20,285	12,939
Equipment and furniture
Office equipment	46	34
Furniture and fixtures	17	23

Equipment and furniture	63	57
Accumulated depreciation	(44)	(49)

	19	8
Other assets	18	14

Total assets	$20,322	$12,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469	$256
Accrued expenses	201	372
Accrued dividend payable	5,821	—
Accrued employee compensation	292	—

Total current liabilities	6,783	628

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,641,903 in 2007 and 11,633,903 in 2006	13,539	15,053
Retained earnings (deficit)	—	(2,720)

Total shareholders’ equity	13,539	12,333

Total liabilities and shareholders’ equity	$20,322	$12,961

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Revenue
License	$11,000	$—	$—
Royalty	—	—	52

Revenue	11,000	—	52
Costs and expenses
General and administrative	4,698	2,437	1,507

Total costs and expenses	4,698	2,437	1,507
Operating income (loss)	6,302	(2,437)	(1,455)
Interest income and other	845	471	207

Income (loss) before provision (benefit) for income taxes	7,147	(1,966)	(1,248)
Income tax provision (benefit)	139	2	(75)

Net income (loss)	$7,008	$(1,968)	$(1,173)

Basic net income (loss) per share	$0.60	$(0.17)	$(0.10)

Shares used in computing basic per share amounts	11,634	11,634	11,634

Diluted net income (loss) per share	$0.60	$(0.17)	$(0.10)

Shares used in computing diluted per share amounts	11,643	11,634	11,634

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2004	11,633,903	$15,053	$421	$15,474
Net loss and comprehensive loss	—	—	(1,173)	(1,173)

Balance at March 31, 2005	11,633,903	15,053	(752)	14,301
Net loss and comprehensive loss	—	—	(1,968)	(1,968)

Balance at March 31, 2006	11,633,903	15,053	(2,720)	12,333
Issuance of common stock under stock plans	8,000	16	—	16
Share based compensation	—	3	—	3
Net income	—	—	7,008	7,008
Cash dividend declared ($0.50 per share)		(1,533)	(4,288)	(5,821)

Balance at March 31, 2007	11,641,903	$13,539	$—	$13,539

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Operating activities
Net income (loss)	$7,008	$(1,968)	$(1,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7	5	5
Stock-based compensation	3	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	143
Prepaid expenses and other assets	(94)	7	29
Accounts payable	213	166	64
Accrued expenses	(171)	253	(123)
Accrued employee compensation	292	—	(2)

Net cash provided by (used in) operating activities	7,258	(1,537)	(1,057)

Investing activities
Purchases of equipment and furniture	(18)	(3)	(6)
Purchases of available-for-sale investments	(12,000)	—	—
Sales of available-for-sale investments	10,000	—	—

Net cash used in investing activities	(2,018)	(3)	(6)

Financing activities
Proceeds from exercise of stock options	16	—	—

Net cash provided by financing activities	16	—	—
Net increase (decrease) in cash and cash equivalents	5,256	(1,540)	(1,063)
Cash and cash equivalents at beginning of year	12,917	14,457	15,520

Cash and cash equivalents at end of year	$18,173	$12,917	$14,457

Supplemental cash flow information
Cash paid for income taxes	$187	$2	$2
Dividends declared	$5,821	$—	$—

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company    OPTi Inc., a California corporation, is engaged in licensing it’s intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.

Principles of Consolidation    The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2007 and 2006 substantially all cash and cash equivalents consisted of money market accounts.

Available-for-Sale Investments    The Company invests portions of its excess cash in high quality, auction rate preferred securities with reset dates every twenty-eight days. Interest on the investments are included in interest income. There were no realized gains or losses on the Company’s investments during the fiscal year ended March 31, 2007, as all investments were held to maturity during the year.

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

Revenue Recognition.    Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured. Royalties are recorded as revenue when earned and collectibility is reasonably assured.

Stock-Based Compensation.    Prior to April 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for periods prior to April 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective April 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the fiscal year ended March 31, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. No options were granted during the fiscal year ended March 31, 2007. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing. Further, the stock based compensation expense was $3,000 for the fiscal year ended March 31, 2007 and accordingly did not have a material impact net loss or net loss per share for the period. There was no capitalized stock-based employee compensation cost as of March 31, 2007. There were no recognized tax benefits during the fiscal year ended March 31, 2007.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the fiscal years ended March 31, 2006 and 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share date):

	Fiscal Years Ended March 31,
	2006	2005
Net loss:
As reported	$(1,968)	$(1,173)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	5	5

Pro forma net loss	$(1,973)	$(1.178)

Pro forma basic and diluted net loss per share	$(0.17)	$(0.10)

Note that the above pro forma disclosure was not presented for the fiscal year ended March 31, 2007 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

Net Income (loss) per Share    Basic net income (loss) per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. We have computed weighted-average shares outstanding for all of the periods presented. Diluted net income (loss) per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury stock method. Potential dilutive common shares consist of outstanding stock options.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating the impact this settlement will have on its consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average fair value of options granted under all employee stock option plans was $1.27 for the years ending 2003. No options were granted to employees during fiscal year 2007, 2006 and 2005.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding Shares	Weighted Ave Exercise Price

Outstanding at March 31, 2004	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	100,000	$ 4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	100,000	$ 4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2007	100,000	$ 4.63

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options outstanding were exercisable as of March 31, 2007, 2006, and 2005, respectively.

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

No options were outstanding or exercisable as of March 31, 2007, 2006 and 2005, respectively. The 1995 Stock Option Plan has expired as of March 31, 2007, and is no longer an active plan.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2004	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2005	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	50,666	$5.42
Granted	—	$—
Exercised	8,000	$2.01
Expired	26,666	$7.50

Outstanding at March 31, 2007	16,000	$3.66

A total of 16,000, 48,666, and 44,666 options outstanding were exercisable as of March 31, 2007, 2006 and 2005, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2007 was $3.66.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	4,000	5.76	$1.27	4,000	$1.27
$2.74	4,000	4.76	$2.74	4,000	$2.74
$4.63	100,000	1.73	$4.63	100,000	$4.63
$5.31	8,000	0.16	$5.31	8,000	$5.31

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2006	150,666	$4.90
Options granted	—	$—
Options exercised	(8,000)	$2.01		$34
Options expired	(26,666)	$7.50

Outstanding at March 31, 2007	116,000	$4.50	1.86	$140

Exercisable at March 31, 2007	116,000	$4.50	1.86	$140

There were no options granted during the fiscal years ended March 31, 2007, 2006 and 2005.

Common Stock Reserved

At March 31, 2007, the Company has reserved shares of common stock for future issuance as follows:

1993 Stock Option Plan	100,000
1993 Directors Stock Option Plan	16,000

Totals	116,000

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Net Income Per Share

Basic net income (loss) per share and diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended March 31,
	2007	2006	2005
Net income (loss)	$7,008	$(1,968)	$(1,173)

Weighted average number of common shares outstanding	11,634	11,634	11,634

Basic and diluted net income (loss) per share	$0.60	$(0.17)	$(0.10)

Weighted average number of common shares outstanding	11,634	11,634	11,634
Effect of dilutive securities:
Employee stock options	9	—	—

Denominator for diluted net income (loss) per share	11,643	11,634	11,634

Diluted net income (loss) per share	$0.60	$(0.17)	$(0.10)

Note 4—Cash equivalents and Short-term Investments

The following is a summary as of March 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Value Fair
Cash	$18,173	—	—	$18,173
Municipal Securities	$2,000	—	—	$2,000

	$20,173	$—	$—	$20,173

Reported as:
Cash	$18,173	—	—	$18,173
Available-for-Sale investments	$2,000			$2,000

	$20,173	$—	$—	$20,173

The following is a summary as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$12,917	—	—	$12,917
Municipal Securities	$—	—	—	$—

	$12,917	$—	$—	$12,917

Reported as:
Cash	$12,917	—	—	$12,917
Available-for-Sale investments	$—	—	—	$—

	$12,917	$—	$—	$12,917

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All available-for-sale debt securities held by the Company as of March 31, 2007 represent auction rate securities with stated maturities of twenty four to thirty eight years. However, an auction is held every twenty-eight days during which the Company can liquidate these securities.

Note 5—Commitments

The Company leases its facility under noncancelable operating leases.

Future minimum lease commitments by fiscal year for all facility leases is as follows:

March 31, 2008	$102,000
March 31, 2009	$114,000
March 31, 2010	$71,000

Total lease commitment	$287,000

Rental expense for operating leases amounted to $92,000, $60,000 and $60,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Note 6—Concentrations

Major Customer

The Company received all of its revenue in the fiscal year ended March 31, 2007 from a settlement of an intellectual property dispute with nVidia Corporation. The Company had no revenue during the fiscal year ended March 31, 2006. The Company derived all of its royalty revenue from Opti Technologies, Inc., an unrelated third party, for the fiscal year ended March 31, 2005.

Note 7—Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2007	2006	2005
Federal:
Current	$104	$—	$(75)
Deferred	—	—	—

	104	—	(75)
State:
Current	35	2	—
Deferred	—	—	—

	35	2	—

Total	$139	$2	$(75)

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective rate is as follows (in thousands):

	2007	2006	2005
Expected tax (benefit) at federal statutory rates	$2,430	$(643)	$—
State income tax (benefit), net of federal effect	417	(110)	—
Valuation allowance	(4,101)	220	—
Expired net operating losses	238	238	—
Expired credits	1,163	111	—
Release of tax benefits	—	—	(75)
Other	(8)	184	—

	$139	$—	$(75)

The components of deferred taxes consist of the following (in thousands):

	March 31, 2007	March 31, 2006
Deferred tax assets:
Credit carryforwards	4,741	5,779
Depreciation and amortization	757	1,385
Net operating losses	4,860	7,328
Reserves, accrued expenses & other	52	19

Total deferred tax assets	10,410	14,511
Valuation Allowance	(10,410)	(14,511)

	—	—

At March 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $12 million and $14 million, respectively, expiring in the years 2013 through 2026. The Company had tax credit carryovers of approximately $3.4 million and $2.8 million for federal and state purposes, respectively. The state tax credits do not expire. The federal credits expire in 2009 through 2018. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $0.7 million, which will not expire.

Realization of deferred tax assets is dependent upon future earnings, if any , the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) $(4.1) million, $0.6 million and $1.2 million during the fiscal years ending March 31, 2007, 2006 and 2005, respectively.

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

Note 8—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2007, 2006 and 2005, the amount of the Company contribution to the 401K plan was approximately $18,000, $7,000, and $7,000, respectively. Administrative costs of the plan were not material.

Note 9—Contingencies

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

Note 10—Distribution to Shareholders

On February 14, 2007, the Board of Directors declared a cash dividend of $0.50 per share on each of the Company’s common stock. Total dividends of approximately $5.8 million was paid on April 9, 2007.

Note 11—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2007

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$11,000	$—	$—
Gross profit	$—	$11,000	$—	$—
Operating profit (loss)	$(2,032)	$10,287	$(753)	$(1,200)
Net income (loss)	$(1,890)	$10,351	$(546)	$(907)
Basic and diluted net income (loss) per share	$(0.16)	$0.89	$(0.05)	$(0.08)

Year Ended March 31, 2006
	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating loss	$(305)	$(477)	$(584)	$(1,072)
Net loss	$(208)	$(365)	$(457)	$(938)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

OPTi Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—
Year ended March 31, 2006
Allowance for doubtful accounts	$—	$100	$100	$—
Year ended March 31, 2007
Allowance for doubtful accounts	$—	$—	$—	$—

S-1