Form 10-K/A
period 2007-03-31
OPTI INC
filed 2007-07-30
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-21422

OPTi Inc.

(Exact name of registrant as specified in Its charter)

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road Palo Alto, California	94043
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (650) 213-8550

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2006, as reported on the OTC Bulletin Board, was approximately $28,646,661. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of July 30, 2007 was 11,641,903.

OPTi Inc.

Form 10-K/A

For the Fiscal Year Ended March 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of OPTi Inc. (the “Company”) for the fiscal year ended March 31, 2007 (the “Last Fiscal Year”) is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

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

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director at Microtune, Inc., Infocus Corporation and several privately held companies.

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

Audit Committee Financial Expert. The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Company’s Board has determined that none of the members of its audit committee qualifies as an audit committee financial expert as set forth in Item 407(d)(5)(ii) of Regulation S-K of the rules promulgated by the Securities and Exchange Commission. Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the Nasdaq Marketplace Rules when they were selected for the committee by the Board. In light of the nature of the Company’s business, the Company believes that its audit committee as presently constituted possesses the skills and experience necessary to oversee the work of the Company’s independent registered Public accounting firm and carry out the duties set forth in the Company’s audit committee charter.

Code of Ethics. The Company has adopted a code of ethics that applies to its chief executive officer and its chief financial officer in accordance with Item 406 of Regulation S-K of the SEC rules. A copy of the code of ethics was included in the exhibit list to the Company’s Form 10-K filed for the year ended March 31, 2007 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons or entities who own more than ten percent of our common stock, to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of our common stock. Those directors, officers, and shareholders are required by regulations to furnish us with copies of all forms they file under Section 16(a). Based solely upon a review of the copies of such reports furnished to us and written representations from such directors, officers, and shareholders, we believe that all such reports required to be filed during 2007 or prior fiscal years were filed on a timely basis, except for one late filing by Mr. Welling.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

    Introduction

The primary objectives of our executive compensation plan are to:

align the financial interests of our executives with those of our shareholders;

motivate and retain the executive talent required to successfully implement our business strategy; and

provide incentives for achieving our short-term and long-term goals.

To achieve these objectives, our Compensation Committee establishes and reviews compensation packages for our executive officers on an annual basis, consisting of a combination of salary and cash bonus.

The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO. For our other executive officer, the Compensation Committee meets outside the presence of all executive officers except our CEO.

The Compensation Committee considers the recommendations of management when establishing compensation for our executive officers, but relies upon its own judgment to determine each individual’s compensation. Factors that affect the Compensation Committee’s judgment include each individual’s performance and scope of responsibilities, as well as overall Company performance.

    Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, and taking into account the Company’s budget guidelines, labor market conditions, and competitive market compensation paid by other companies for similar positions. Base salaries are reviewed and adjusted annually, to realign salaries with market after taking into account individual responsibilities, performance and experience.

Annual Bonus. Bonus targets are based on a percentage of the executive’s base salary. The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount. The bonus is ordinarily paid in a single installment in the following the completion of a given fiscal year. The individual performance objectives tend to be keyed to the company’s goals in regards to licensing its intellectual property. During fiscal 2007, the Company achieved a substantial settlement in its patent infringement case against nVidia Corporation and made progress in its other legal efforts. The Compensation Committee set the annual bonuses for Mr. Marren and Mr. Mazzoni at 20% and 20% of their annual salaries respectively.

Shareholder Return Bonus. Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of all monies returned to the shareholders of the Company in the form of a cash payment. The compensation ranges from 1% to 5% of the amount returned to the shareholders, dependent on the amount of money that the Company is able to return to the shareholders. During fiscal 2007, the Company approved a dividend of $0.50 per share on its common stock. Mr. Marren and Mr. Mazzoni have been awarded $174,600 and $116,400 respectively under the Shareholder Return Bonus plan, equal to 3% and 2% of the amounts returned to shareholders for Mr. Marren and Mr. Mazzoni respectively.

Stock Options. The Company does not currently grant stock options to its Executive Officers, as it believes that the bonus programs better align the goals of management and the shareholders of the Company.

Other Compensation. All of our executives are eligible to participate in our employee benefit plans, including medical, dental and 401(k) plans. These plans are available to all full-time employees and do not discriminate in favor of executive officers.

Employment Agreements. The Company presently does not have any written employment agreements with its Named Executive Officers. During fiscal 2007 the Compensation Committee determined that it would be appropriate to enter into employment agreements with Mr. Marren and Mr. Mazzoni, primarily in order to document the provisions of the Shareholder Return Bonus program, adjust certain of the payment thresholds and address program award payments under particular circumstances. The employment agreements are presently being finalized and the Company expects to submit the employment agreements to its shareholders for approval.

Final Analysis. Our current strategic objectives for executive compensation are to compensate our executives fairly and competitively in return for their devoted efforts, and to avoid having the compensation program interfere with what the Company considers (a) an ongoing trend of meaningful progress toward achievement of the OPTi’s business objectives and (b) its incentivized, dedicated, collaborative management environment that is already in place.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal year 2007. Collectively, these are the “Named Executive Officers”.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Comp. (3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensation		Total
Bernard T. Marren, Chief Executive Officer (CEO)	2007	$143,125	24,000	—	—	$174,600	—	$10,694	(4)	$352,419
Michael F. Mazzoni, Chief Financial Officer (CFO)	2007	$100,250	16,800	—	—	$116,400	—	$7,023	(4)	$240,473

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each of the named executives, in 2007 as well as prior fiscal years, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “ Shareholder Return Bonus.

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2007. Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan. The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2007 during which they earned payments under the plan which are reflected in the Summary Compensation Table above. However, no new awards were granted under the plan during fiscal 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of March 31, 2007. All of such awards are stock options that were granted under the Company’s 1993 Stock Option Plan or 1995 Employee Stock Option Plan. These plans have terminated and no shares remain available for future grant.

(a)	(b)	(c)	(d)	(e)	(f)		(g)
Option Awards
Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) UnExercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Bernard T. Marren, Chief Executive Officer (CEO)	12/21/1998 5/29/1997	100,000 4,000	—	—	$ $	4.63 5.31	12/21/2008 5/29/2007
Michael F. Mazzoni, Chief Financial Officer (CFO)	—	—	—	—		—	—

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)	Generally, awards issued under the 1993 Plan or 1995 Plan were subject to four-year vesting, and have a contractual term of 10 years. Awards vest at 1/48 of the award at the end of each month over a four year period.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2007.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2007.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2007.

Potential Payments Upon Termination or Change In Control

We do not have any arrangements with our Named Executive Officers providing for post-termination compensation.

Director Compensation

The following table summarizes director compensation during fiscal year 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond	$19,000	—	—	—	—	—	$19,000
Kapil Nanda	$15,000	—	$1,500	—	—	—	$16,500
William Welling	$19,000	—	$1,500	—	—	—	$20,500

(1)	Mr. Marren is not included in this table as he is an employees of the Company and receive no extra compensation for their services as a Director. The compensation received by Mr. Marren as an employee of the Company is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)	In fiscal 2007 each non-employee director receive a $5,000 yearly retainer and, a fee of $1,000 per board or committee meeting attended. Commencing in fiscal 2008, the yearly retainer will be increased to $10,000, paid in two installments of $5,000 in January and July of each year.

(3)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FAS 123R. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of all options awards granted to the directors in 2003 was $1.27 per share. No additional grants have been made since that date.

(4)	As of March 31, 2007, Mr. Nanda held options to purchase 12,000 shares of our common stock. Stephen Diamond and William Welling had no options outstanding.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Diamond and Welling, each of who are an independent director, and none of who is a current or former employee of the Company. During 2007, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

COMPENSATION COMMITTEE REPORT

The Compensation Committee provided the following statement:

“The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K and in the annual meeting proxy statement on Schedule 14A.”

Respectfully submitted,

Compensation Committee of the Board of Directors

Stephen Diamond, Chair
William Welling

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2007 (or earlier date for information based on filings with the Securities and Exchange Commission) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer, and Chief Financial Officer (who are our only executive officers) and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,641,903 shares of our common stock were issued and outstanding as of July 18, 2007.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership
MG Capital Management LLC (5) 1725 Kearny Street, No 1 San Francisco, CA 94133	1,601,570	—	1,601,570	13.8%
Whitaker Group (7) 23 Beachwood Irvine, CA 92604	1,004,750	—	1,004,750	8.6%
S. Muio & Co. LLC (6) 509 Madison Avenue, Ste 406 New York, NY 10022	1,154,150	—	1,154,150	9.9%
Raffles Associates, L.P. (8) 450 Seventh Avenue, Ste 509 New York, NY 10123	790,365	—	790,365	6.8%
Dimension Fund Advisors Inc. (9) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	632,900	—	632,900	5.4%
Bernard T. Marren	10,000	104,000	114,000	*
Michael F. Mazzoni	—	—	—	*
Stephen Diamond	—	—	—	*
Kapil Nanda	4,000	12,000	16,000	*
William Welling	21,333	—	21,333	*
All executive officers and directors as a group (5 persons)	35,333	116,000	151,333	1.3%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2007.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc 3430 W. Bayshore Road, Ste 103 Palo Alto, CA 94303

(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2007.

(3)	Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 30, 2007. Of the shares listed, 1,565,500 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.

(6)	Information on holdings of S. Muoio & Co LLC is taken from a Form 13G/A filed on February 13, 2007. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the "Investment Vehicles") for which S. Muoio & Co. LLC ("SMC") serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC's position as general partner or investment manager of the Investment Vehicles and Mr. Muoio's status as the managing member of SMC.

(7)	Information on holdings of Whitaker group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(8)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on January 25, 2007. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(9)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 8, 2007. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of March 31, 2007, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	116,000	$4.50	—
Equity compensation plans not approved by security holders	—	—	—

Total	116,000	$4.50	—

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Compensation Committee Interlocks and Insider Participation

During the Last Fiscal Year the members of the Compensation Committee were Messrs. Diamond and Welling. There were no reportable compensation committee or director interlocks or insider participation during that period.

Related Party Transactions

The Company’s policy is that it will not make loans to, or enter into other transactions with, directors, officers or affiliates unless such loans or transactions are (i) approved by the majority of the Company’s independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arm’s length transactions with unaffiliated third parties.

Procedures for Approval of Related Person Transactions

The Board of Directors is responsible for reviewing and approving all material transactions with any related party. Related parties include any of our directors or executive officers, certain of our shareholders and their immediate family members.

We expect our directors, officers and employees to act and make decisions that are in the Company’s best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to the Company in an objective and fair manner. Exceptions are only permitted in the reasonable discretion of the Board of Directors. In addition, we are strictly prohibited from extending personal loans to, or guaranteeing the personal obligations of, any director or officer.

Since the beginning of the Company’s Last Fiscal Year, there have been no transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest, and no such transactions are currently proposed.

Director Independence

The Board of Directors has determined that Messrs. Diamond, Nanda and Welling are “independent” under the rules of the Nasdaq Stock Market, and Mr. Marren is not. Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. Although the Board also has the power to consider whether transactions of those types but below the thresholds render a director not “independent,” and to consider whether any other types of transactions, relationships or arrangements (i.e., not specified in the SEC and Nasdaq rules) render a director not “independent”, the Board did not consider any such items in making its independence determination as to these four directors.

The Audit Committee, Nominating Committee and Compensation Committee are each comprised solely of independent directors, as that term is defined by Rule 4200 of the Nasdaq Marketplace Rules. Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the Nasdaq Marketplace Rules when they were selected for the committee by the Board.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Ernst & Young LLP for fiscal year 2007 and 2006

	2007	2006
Audit Fees (1)	$233,000	$132,000
Tax Fees (2)	19,000	28,000

Total	$252,000	$160,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2007 and 2006, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

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

(a)(3) Exhibits Listing

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) Exhibits. See Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of July 30, 2007.

OPTI INC.

By:	/S/ BERNARD MARREN
Bernard Marren
Chief Executive Officer and Chairman of the Board