Form 10-Q
period 2007-06-30
OPTI INC
filed 2007-08-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	March 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,268	$18,173
Available-for-sale investments	4,000	2,000
Prepaid expenses and other current assets	155	112

Total current assets	13,423	20,285

Property and equipment, at cost
Machinery and equipment	46	46
Furniture and fixtures	17	17

	63	63
Accumulated depreciation	(46)	(44)

	17	19
Other assets	18	18

Total assets	$13,458	$20,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246	$469
Accrued expenses	567	201
Accrued dividend payable	—	5,821
Accrued employee compensation	—	292

Total current liabilities	813	6,783

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,642 at June 30, and March 31, 2007	13,539	13,539
Accumulated deficit	(894)	—

Total stockholders’ equity	12,645	13,539

Total liabilities and stockholders’ equity	$13,458	$20,322

*	The balance sheet as of March 31, 2007 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
License revenues	$—	$—
Expenses
General and administrative	1,074	2,031

Total expenses	1,074	2,031

Operating loss	(1,074)	(2,031)
Interest income and other	180	141

Loss before provision for income taxes	(894)	(1,890)
Income tax provision (benefit)	—	—

Net loss	$(894)	$(1,890)

Basic and diluted net loss per share	$(0.08)	$(0.16)

Shares used in computing basic and diluted per share amounts	11,642	11,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(894)	$(1,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43)	(43)
Accounts payable	(223)	692
Accrued expenses	366	67
Accrued employee compensation	(292)	—

Net cash used in operating activities	(1,084)	(1,173)

Cash flows from investing activities:
Purchase of available-for-sale investments	(11,500)	—
Maturities of available-for-sale investments	9,500	—

Net cash used in investing activities	(2,000)	—

Cash flows from financing activities:
Payment of dividend to shareholders	(5,821)	—

Net cash used in financing activities	(5,821)	—

Net decrease in cash and cash equivalents	(8,905)	(1,173)
Cash and cash equivalents, beginning of period	18,173	12,917

Cash and cash equivalents, end of period	$9,268	$11,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. Basis of Presentation

The information at June 30, 2007 and for the three month periods ended June 30, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Effective April 1, 2007 the Company adopted Financial Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN no. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on April 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus, did not record a change in its opening retained earnings. Additionally, FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company did not make a reclassification between current taxes payable and long-term taxes payable upon adoption of FIN No. 48. The Company’s total amount of unrecognized tax benefits as of April 1, 2007 adoption date and June 30, 2007 was approximately $1.4 million and $1.4 million, respectively. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for April 1, 2007 and June 30, 2007.

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s “provision for (benefit from) income taxes,” did not change. As of June 30, 2007, the Company did not have any interest and penalties related to unrecognized tax benefits. For the three-months ended June 30, 2007, the Company did not recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company’s major tax jurisdictions are the United States and California. The tax years 2003 through 2007 remain open and subject to examination by the appropriate governmental agencies in the US.

2. Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended June 30,
	2007	2006
Net loss	$(894)	$(1,890)

Weighted average number of common shares outstanding	11,642	11,634

Basic and diluted net loss per share	$(0.08)	$(0.16)

Options to purchase 108,000 and 124,000 shares of common stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2007 and 2006, respectively, because all were anti-dilutive for the respective periods.

3. Taxes

The Company recorded no tax provision for the three months ended June 30, 2007 and 2006. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

4. Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive loss for the first three-months ended June 30, 2007 and 2006 was $(0.9) million and $(1.9) million, respectively.

5. Subsequent Event

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. The Company’s future revenues are expected to be generated from the licensing of the Company’s intellectual property. The Company does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents and has been is actively working to explore all possible arrangements to settle such infringement.

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

The Company has had discussions with NVIDIA as to whether NVIDIA is entitled to omit the February and May 2007 payments and is analyzing information from NVIDIA to validate NVIDIA’s claim that it has discontinued use of the Predictive Snooping technology.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

Critical Accounting Policies

Our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2007.

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

Fiscal 2008 Compared to 2007

Revenues

The Company had no revenue for the three-month periods ended June 30, 2007 and 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the three-months ended June 30, 2007 were $1,074,000 as compared to $2,031,000 for the quarter ended June 30, 2006. The decrease in general and administrative costs was mainly attributable to decreased costs relating to the nVidia litigation and settlement, offset in part, by increased costs relating to infringement analysis.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2007 was $180,000 as compared to $141,000 for the three-months ended June 30, 2006. The increase in net interest and other income was due to an increase in interest income due to larger average cash and investment balances during the period.

Income Taxes

The Company had no tax provision for the three months ended June 30, 2007 and 2006. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty related to realization of deferred tax assets.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $9.3 million at June 30, 2007 from $18.2 million at March 31, 2007. The decrease in cash and cash equivalents of approximately $8.9 million from March 31, 2007 to June 30, 2007, primarily relates to the cash dividend paid on April 9, 2007, purchase of additional available-for-sale investments, net loss for the period and a decrease in accounts payable and accrued employee compensation. Working capital as of June 30, 2007 decreased to $12.6 million from $13.5 million at March 31, 2007. During the three-month period ended June 30, 2007, operating activities used approximately $1.1 million of cash. Cash used in operating activities was primarily due to the net loss during the three-month period of $0.9 million and a decrease in accounts payable and accrued employee compensation, offset in part, by an increase in accrued expenses. The Company had investing activity of $2.0 million for the three-month period ended June 30, 2007. This investing activity relates to the net purchase of available-for-sale investments. The Company used approximately $5.8 million in financing activities during the three-month period ended June 30, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007.

As of June 30, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and available-for-sale investments of approximately $13.3 million and working capital of approximately $12.6 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at June 30, 2007 is approximately $262,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2007, all of our investments are auction rate securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended June 30, 2007. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

Item 1A.	Risk Factors

The following risk factors have been updated from the risk factors set forth in our Form 10-K for the year ended March 31, 2007 to reflect the Company’s filing of the patent infringement suit on July 3, 2007.

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

Dependence on Intellectual Property Position

The success of the Company’s current strategy of resolving potential infringement of its patented core logic technology can be affected by new developments in intellectual property law generally and with respect to semiconductor patents in particular and upon the Company’s success in defending its patent position. Even though the Markman hearing in relation to the NVIDIA settlement and license agreements largely supported the Company’s patent positions, other parties against whom OPTi may pursue infringement claims may challenge the Company’s intellectual property position on other grounds and the Company may not have similar success in asserting its position with respect to other patents such as those relating to core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology which are the subject of the Company’s patent infringement suit filed on July 3, 2007.

Additionally, it is difficult to predict developments and changes in intellectual property law. However, such changes could have an adverse impact on the Company’s ability to pursue infringement claims on its previously developed technology.

Uncertain Revenue Stream

The Company no longer receives revenues from product sales and the Company’s future revenues, if any, depends on the success of our strategy of pursuing license claims to our intellectual property position.

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

Outcome of AMD, Apple and Compact ISA Legal Actions

On November 15, 2006 and January 16, 2007, the Company announced that it had filed patent infringement lawsuits in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) and Apple Inc. (“Apple”), respectively, for infringement of three U.S. patents relating to its “Predictive Snooping” technology. On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. See “Item 1 – Legal Proceedings” above. The AMD, Apple and the Compact ISA cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

The Company has had discussions with NVIDIA as to whether NVIDIA is entitled to omit the February and May 2007 payments and is analyzing information from NVIDIA to validate NVIDIA’s claim that it has discontinued use of the Predictive Snooping technology. If NVIDIA and the Company do not reach agreement that payments are owed to the Company, the Company will have no other current source of revenues and may incur additional legal costs to obtain payments it may believe are owed to it by NVIDIA under the settlement agreement.

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

Uncertainty of Future Distributions to Shareholders

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy. On April 9, 2007 the Company paid a dividend of $0.50 per share of common stock to its shareholders. Its most recent previous cash distribution to shareholders occurred in 2002. The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

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

OPTi Inc.

Date: August 14, 2007	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer