Form 10-Q
period 2007-09-30
OPTI INC
filed 2007-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	March 31, 2007*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,235	$18,173
Available-for-sale investments	4,000	2,000
Prepaid expenses and other current assets	118	112

Total current assets	12,353	20,285
Property and equipment, at cost
Machinery and equipment	46	46
Furniture and fixtures	17	17

	63	63
Accumulated depreciation	(48)	(44)

	15	19
Other assets	18	18

Total assets	$12,386	$20,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155	$469
Accrued expenses	257	201
Accrued dividend payable	—	5,821
Accrued employee compensation	—	292

Total current liabilities	412	6,783
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,642 at September 30, and March 31, 2007	13,539	13,539
Accumulated deficit	(1,565)	—

Total stockholders’ equity	11,974	13,539

Total liabilities and stockholders’ equity	$12,386	$20,322

*	The balance sheet as of March 31, 2007 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
License and other revenue	$—	$11,000	$—	$11,000
Total revenue	—	11,000	—	11,000

Operating expenses:
General and administrative	838	713	1,912	2,745

Total operating expenses	838	713	1,912	2,745

Income (loss) from operations	(838)	10,287	(1,912)	8,255
Interest income and other	168	205	348	347

Income (loss) before provision for income taxes	(670)	10,492	(1,564)	8,602
Income tax provision	1	141	1	141

Net income (loss)	$(671)	10,351	$(1,565)	$8,461

Net income (loss) per share:
Basic	$(0.06)	$0.89	$(0.13)	$0.73

Diluted	(0.06)	$0.89	$(0.13)	$0.73

Weighted-average shares used in computing net income (loss) per common share
Basic	11,642	11,634	11,642	11,634

Diluted	11,642	11,642	11,642	11,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,565)	$8,461
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6)	(96)
Accounts payable	(314)	(88)
Accrued expenses	56	(135)
Accrued employee compensation	(292)	140

Net cash used in operating activities	(2,117)	8,285

Cash flows from investing activities:
Purchase of available-for-sale investments	(2,000)	—
Maturities of available-for-sale investments	—	—

Net cash used in investing activities	(2,000)	—

Cash flows from financing activities:
Cash dividend	(5,821)	—

Net cash used in financing activities	(5,821)	—

Net decrease in cash and cash equivalents	(9,938)	8,285
Cash and cash equivalents, beginning of period	18,173	12,917

Cash and cash equivalents, end of period	$8,235	$21,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.	Basis of Presentation

The information at September 30, 2007 and for the three and six-month periods ended September 30, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

Effective April 1, 2007 the Company adopted Financial Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN no. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on April 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus, did not record a change in its opening retained earnings. Additionally, FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company did not make a reclassification between current taxes payable and long-term taxes payable upon adoption of FIN No. 48. The Company’s total amount of unrecognized tax benefits as of April 1, 2007 adoption date and September 30, 2007 was approximately $1.4 million and $1.4 million, respectively. Also, the Company had no recognized tax benefits that, if recognized, would affect its effective tax rate for April 1, 2007 and September 30, 2007.

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s “provision for (benefit from) income taxes,” did not change. As of September 30, 2007, the Company did not have any interest and penalties related to unrecognized tax benefits. For the three-month and six-month periods ended September 30, 2007, the Company did not recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company’s major tax jurisdictions are the United States and California. The tax years 2003 through 2007 remain open and subject to examination by the appropriate governmental agencies in the US.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company must adopt SFAS 157 in the first quarter of fiscal 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company must adopt SFAS 159 in the first quarter of fiscal 2009, although early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

2.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the shares used in the calculation of basic net income (loss) per share and the dilutive impact of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(671)	$10,351	$(1,565)	$8,461

Weighted average number of common shares outstanding	11,642	11,634	11,642	11,634

Basic and diluted net income (loss) per share	$(0.06)	$0.89	$(0.13)	$0.73

Weighted average number of common shares outstanding	11,642	11,634	11,642	11,634
Effect of dilutive securities:
Employee stock options	—	8	—	6

Denominator for diluted net income (loss) per share	11,642	11,642	11,642	11,640

Diluted net income (loss) per share	$(0.06)	$0.89	$(0.13)	$0.73

3.	Taxes

The Company recorded a tax provision of $1,000 for the three and six-month periods ended September 30, 2007 and $141,000 for the three and six-month ended September 30, 2006. The Company’s effective tax rate differed from the federal and state statutory rates due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income (loss) for the periods.

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

Total comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive loss for the three and six-months ended September 30, 2007 and 2006 was $(0.7) million, $10.4 million, $(1.6) million and $8.5 million, respectively.

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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market. During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party. As a result of this transaction the Company’s future revenues are expected to be generated from the licensing of the Company’s intellectual property. The Company does not expect to receive additional significant revenue other than through the pursuit of its patent infringement cases and associated licensing efforts.

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

The agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Predictive Snooping patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, NVIDIA can elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and received.

On February 5, 2007, the Company announced that it had received a letter from NVIDIA stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement between NVIDIA and OPTi dated August 3, 2006. The letter from NVIDIA also states that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007, the Company announced that it had initiated arbitration against NVIDIA because OPTi believes that NVIDIA has breached the terms of the license agreement between NVIDIA and OPTi, dated August 3, 2006.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its Predictive Snooping technology. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

Fiscal 2008 Compared to 2007

Revenues

The Company had no revenue for the three and six-month periods ended September 30, 2007 and $11,000,000 in net revenue for the three and six-month periods ended September 30, 2006. The decrease in net revenue relates to the licensing and settlement agreements with NVIDIA in August 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2007 were $838,000 as compared to $713,000 for the quarter ended September 30, 2006. The increase in general and administrative costs for the three-month period ended September 30, 2007 as compared to the comparable period ended in 2006 was mainly attributable to increased legal fees relating to ongoing litigations. General and administrative expenses for the six-month period ended September 30, 2007 were $1,912,000 as compared to $2,745,000 for the six-month period ended September 30, 2006. The decrease in general and administrative costs for the six-month period ended September 30, 2007 as compared to the six-month period ended September 30, 2006 was mainly attributable to lower legal costs due to the timing of the license agreement with NVIDIA, offset in part by, higher costs relating to infringement analysis.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2007 was $168,000 as compared to $205,000 for the three-months ended September 30, 2006. Interest and other income, net were $348,000 and $347,000 for the six-month periods ended September 30, 2007 and 2006, respectively. The decrease in net interest and other income in the three-month period ended September 30, 2007 as compared to the comparable period in 2006 was due to lower average cash balances during the period due to the cash dividend that was paid to the shareholder in April 2007.

Income Taxes

The Company recorded a tax provision of $1,000 for the three and six-month periods ended September 30, 2007 and $141,000 for the three and six-month ended September 30, 2006. The Company’s effective tax rate differed from the federal and state statutory rates due to the use of prior year net operating losses. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income (loss) for the periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and accordingly, we must adopt SFAS 159 in the first quarter of fiscal 2009, although early adoption is permitted. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $8.2 million at September 30, 2007 from $18.2 million at March 31, 2007. The decrease in cash and cash equivalents of approximately $10.0 million from March 31, 2007 to September 30, 2007, primarily relates to the cash dividend paid on April 9, 2007, purchase of additional available-for-sale investments, net loss for the period and a decrease in accounts payable and accrued employee compensation. Working capital as of September 30, 2007 decreased to $12.0 million from $13.5 million at March 31, 2007. During the first six-months of fiscal 2008, operating activities used approximately $2.1 million of cash. Cash used in operating activities was primarily due to the net loss during the six-month period of $1.6 million and a decrease in accounts payable and accrued employee compensation. The Company had investing activity of $2.0 million for the six-month period ended September 30, 2007. This investing activity relates to the net purchase of available-for-sale investments. The Company used approximately $5.8 million in financing activities during the six-month period ended September 30, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007.

As of September 30, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and available-for-sale investments of approximately $12.2 million and working capital of approximately $12.0 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at September 30, 2007 is approximately $236,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2007, all of our investments have a reset date, where the Company can liquidate the investment, of less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended September 30, 2007. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

On October 17, 2007, the Company announced that it had initiated arbitration, with the American Arbitration Association, against NVIDIA because OPTi believes that NVIDIA has breached the terms of the license agreement between NVIDIA and OPTi, dated August 3, 2006. The parties had entered into the license agreement as settlement of patent infringement claims that OPTi had brought against NVIDIA. The license agreement provided that OPTi was to receive quarterly royalty payments of $750,000 commencing in February 2007 and continuing as long as NVIDIA continued to use OPTi’s Predictive Snooping technology, up to a maximum of 12 such payments. OPTi has determined that NVIDIA has continued to use the Predictive Snooping technology, but has not made any of the required quarterly payments. As an alternative to the quarterly royalty payments, at any time prior to or on January 31, 2008, NVIDIA could elect to pay OPTi a lump sum of $7 million less any quarterly payments already paid. OPTi is seeking payment of all past due quarterly royalty payments along with interest.

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

On February 5, 2007, the Company announced that it had received a letter from NVIDIA Corporation stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement between NVIDIA Corporation and OPTi Inc., dated August 3, 2006. The letter from NVIDIA also states that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007, the Company announced that it had initiated arbitration against NVIDIA because OPTi believes that NVIDIA has breached the terms of the license agreement between NVIDIA and OPTi.

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

OPTi Inc.

Date:	November 14, 2007	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer