Form 10-Q
period 2007-12-31
OPTI INC
filed 2008-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	March 31, 2007*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,498	$18,173
Available-for-sale investments	4,050	2,000
Prepaid expenses and other current assets	93	112
Total current assets	11,641	20,285

Property and equipment, at cost
Machinery and equipment	48	46
Furniture and fixtures	17	17

	65	63
Accumulated depreciation	(50)	(44)

	15	19
Other assets	18	18

Total assets	$11,674	$20,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226	$469
Accrued expenses	265	201
Accrued dividend payable	—	5,821
Accrued employee compensation	—	292

Total current liabilities	491	6,783
Stockholders’ equity:
Preferred stock, no par value Authorized shares – 5,000 No shares issued or outstanding Common stock	—	—
Authorized shares – 50,000 Issued and outstanding – 11,642 at December 31, and March 31, 2007	13,539	13,539
Accumulated deficit	(2,356)	—

Total stockholders’ equity	11,183	13,539

Total liabilities and stockholders’ equity	$11,674	$20,322

*	The balance sheet as of March 31, 2007 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
License and other revenue	$—	$—	$—	$11,000

Total revenue	—	—	—	11,000
Operating expenses:
General and administrative	942	753	2,854	3,498

Total operating expenses	942	753	2,854	3,498

Income (loss) from operations	(942)	(753)	(2,854)	7,502
Interest income and other	162	253	510	600

Income (loss) before provision for income taxes	(780)	(500)	(2,344)	8,102
Income tax provision	11	46	12	187

Net income (loss)	$(791))	$(546)	$(2,356)	$7,915

Net income (loss) per share:
Basic	$(0.07)	$(0.05)	$(0.20)	$0.68

Diluted	$(0.07)	$(0.05)	$(0.20)	$0.68

Weighted-average shares used in computing net income (loss) per common share
Basic	11,642	11,634	11,642	11,634

Diluted	11,642	11,634	11,642	11,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,356)	$7,915
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	4
Stock-based compensation	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	19	(86)
Accounts payable	(243)	(136)
Accrued expenses	64	122
Accrued employee compensation	(292)	(1)

Net cash used in operating activities	(2,802)	7,821

Cash flows from investing activities:
Purchase of equipment	(2)	(11)
Purchase of available-for-sale investments	(2,050)	(2,000)

Net cash used in investing activities	(2,052)	(2,011)

Cash flows from financing activities:
Cash dividend	(5,821)	—
Net cash used in financing activities	(5,821)	—
Net decrease in cash and cash equivalents	(10,675)	5,810
Cash and cash equivalents, beginning of period	18,173	12,917

Cash and cash equivalents, end of period	$7,498	$18,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1.	Basis of Presentation

The information at December 31, 2007 and for the three and nine-month periods ended December 31, 2007 and 2006, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

Effective April 1, 2007 the Company adopted Financial Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on April 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company did not recognize a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus, did not record a change in its opening retained earnings. Additionally, FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company did not make a reclassification between current taxes payable and long-term taxes payable upon adoption of FIN No. 48. The Company’s total amount of unrecognized tax benefits as of April 1, 2007 adoption date and December 31, 2007 was approximately $1.4 million and $1.4 million, respectively. Also, the Company had no recognized tax benefits that, if recognized, would affect its effective tax rate for April 1, 2007 and December 31, 2007.

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s “provision for (benefit from) income taxes,” did not change. As of December 31, 2007, the Company did not have any interest and penalties related to unrecognized tax benefits. For the three-month and nine-month periods ended December 31, 2007, the Company did not recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended December 31,		Nine Months ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(791)	$(546)	$(2,356)	$7,915

Weighted average number of common shares outstanding	11,642	11,634	11,642	11,634

Basic and diluted net income (loss) per share	$(0.07)	$(0.05)	$(0.20)	$0.68

Weighted average number of common shares outstanding	11,642	11,634	11,642	11,634
Effect of dilutive securities:
Employee stock options	—	—	—	8

Denominator for diluted net income (loss) per share	11,642	11,634	11,642	11,642

Diluted net income (loss) per share	$(0.07)	$(0.05)	$(0.20)	$0.68

3.	Taxes

The Company recorded tax provisions of $11,000 and $46,000 for the three-month periods ended December 31, 2007 and 2006, respectively. For the nine-month periods ended December 31, 2007 and 2006, the Company recorded tax provisions of $12,000 and $187,000, respectively. The Company’s effective tax rate differed from the federal and state statutory rates during the nine-months ended December 31, 2006 due to the use of prior year net operating losses. The Company’s effective tax rate differed from the federal and state statutory rate during the other periods presented as there is no basis to record tax benefit due to history of losses and unpredictable earnings. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income (loss) for the periods.

Due to uncertainty associated with the Company’s prospective ability to realize the benefits of its tax assets, the Company has fully reserved the value of its deferred tax assets. In addition, utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

4.	Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. There was no other comprehensive income or loss for all the periods presented. Accordingly, total comprehensive income (loss) for the three and nine-months ended December 31, 2007 and 2006 was $(0.8) million, $(2.4) million, $(0.5) million and $7.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to Part II, Item 1A. “Risk Factors”.

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

The Company’s current strategy is to pursue licensing opportunities as a means of resolving potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents and has been actively working to explore all possible arrangements to settle such infringement.

On August 3, 2006, the Company entered into license and settlement agreements between the Company and NVIDIA. Under the agreements the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence of an agreement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured.

The license agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snooping technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Predictive Snooping patents. Royalties will be recorded as revenue when earned and received.

On February 5, 2007, the Company announced that it had received a letter from NVIDIA stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the license agreement. The letter from NVIDIA also states that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007, the Company announced that it had initiated arbitration against NVIDIA because OPTi believes that NVIDIA has breached the terms of the license agreement. OPTi is seeking payment of all past due quarterly royalty payments along with interest.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its Predictive Snooping technology. The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and the Company believes its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts. The Company has requested a jury trial in this matter. The markman hearing in this matter is scheduled for early summer 2008.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

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

Fiscal 2008 Compared to Fiscal 2007

Revenues

The Company had no revenue for the three-month periods ended December 31, 2007 and 2006. The Company had no revenue for the nine-month period ended December 31, 2007 and $11,000,000 in net revenue for the nine-month period ended December 31, 2006. The decrease in net revenue from the prior nine-month period relates to the licensing and settlement agreements with NVIDIA in August 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims and infringement suits on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended December 31, 2007 were $942,000 as compared to $753,000 for the quarter ended December 31, 2006. The increase in general and administrative costs for the three-month period ended December 31, 2007 as compared to the comparable period ended December 31, 2006 was mainly attributable to increased employee expenses relating to bonuses paid to the executives in accordance with terms of their employment agreements. General and administrative expenses for the nine-month period ended December 31, 2007 were $2,854,000 as compared to $3,498,000 for the nine-month period ended December 31, 2006. The decrease in general and administrative costs for the nine-month period ended December 31, 2007 as compared to the nine-month period ended December 31, 2006 was mainly attributable to lower legal costs due to the timing of execution of the license and settlement agreements with NVIDIA, offset in part by, higher costs relating to infringement analysis and employee expenses.

Interest and Other Income, Net

Net interest and other income for the three-month period ended December 31, 2007 was $162,000 as compared to $253,000 for the three-month period ended December 31, 2006. Interest and other income, net were $510,000 and $600,000 for the nine-month periods ended December 31, 2007 and 2006, respectively. The decrease in net interest and other income in the three and nine-month periods ended December 31, 2007 as compared to the comparable periods in 2006 was primarily due to lower average cash balances during the periods due to the cash dividend that was paid to the shareholders in April 2007.

Income Taxes

The Company recorded tax provisions of $11,000 and $46,000 for the three-month periods ended December 31, 2007 and 2006, respectively. For the nine-month periods ended December 31, 2007 and 2006, the Company recorded tax provisions of $12,000 and $187,000, respectively. The Company’s effective tax rate differed from the federal and state statutory rates during the nine-months ended December 31, 2006 due to the use of prior year net operating losses. The Company’s effective tax rate differed from the federal and state statutory rate during the other periods presented as there is no basis to record tax benefit due to history of losses and unpredictable earnings. The Company’s tax rate for all periods presented is calculated using alternative minimum taxes based on the net income (loss) for the periods.

Due to uncertainty associated with the Company’s prospective ability to realize the benefits of its tax assets, the Company has fully reserved the value of its deferred tax assets. In addition, utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.5 million at December 31, 2007 from $18.2 million at March 31, 2007. The decrease in cash and cash equivalents of approximately $10.7 million from March 31, 2007 to December 31, 2007, primarily relates to the cash dividend paid on April 9, 2007, net loss for the period, purchase of additional available-for-sale investments and a decrease in accounts payable and accrued employee compensation. Working capital as of December 31, 2007 decreased to $11.2 million from $13.5 million at March 31, 2007. During the first nine-months of fiscal 2008, operating activities used approximately $2.8 million of cash. Cash used in operating activities was primarily due to the net loss during the nine-month period of $2.4 million and a decrease in accounts payable and accrued employee compensation. During the first nine-months of fiscal 2007, operating activities provided approximately $7.8 million of cash. Cash provided from operating activities was primarily due to net income of $7.9 million during the period, offset, in part; by a decrease in accounts payable and an increase in accrued expenses and prepaid expenses. The Company had investing activity of $2.1 million and $2.0 million for the nine-month periods ended December 31, 2007 and 2006. The investing activities relate to the purchase of available-for-sale investments. The Company used approximately $5.8 million in financing activities during the nine-month period ended December 31, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007. The Company had no financing activities during the nine-month period ended December 31, 2006.

As of December 31, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and available-for-sale investments of approximately $11.5 million and working capital of approximately $11.2 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at December 31, 2007 is approximately $211,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2007, all of our investments have a reset date, where the Company can liquidate the investment, of less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended December 31, 2007. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There were no changes in our internal controls during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are likely to materially affect these controls.

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

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its Predictive Snooping technology. The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and the Company believes its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts. The Company has requested a jury trial in this matter. The markman hearing in this matter is scheduled for early summer 2008. The Company in its case against AMD is seeking an injunction and damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims with NVIDIA that included, among other things, a one-time cash payment to the Company. Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

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

Outcome of Future Royalties from NVIDIA

On August 3, 2006, the Company entered into license and settlement agreements between the Company and NVIDIA. Under the agreements the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence of an agreement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured.

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

There can be no assurance that the Company will receive any further payments from NVIDIA. Consequently, the Company may not generate any additional revenue from its license agreement with NVIDIA.

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

OPTi shareholders voted on four proposals at the Company’s Annual Meeting of shareholders, which was held on November 27, 2007.

Proposal 1 was to re-elect all four of the Company’s directors to serve as members of the OPTi Board of Directors for the ensuing year and until their successors are duly elected; and

Proposal 2 was to ratify and approve the appointment of Ernst & Young LLP as independent registered public accounting firm of OPTi Inc. for the fiscal year ending March 31, 2008; and

Proposal 3 was to approve the form and use of indemnification agreements for OPTi’s directors and officers; and

Proposal 4 was to approve employment agreements for Bernard T. Marren, OPTi’s President, Chief Executive Officer and Chairman of the Board, and Michael Mazzoni, OPTi’s Chief Financial Officer and Secretary.

Each nominee for the Board of Directors was re-elected at the 2007 Annual Meeting. The following number of votes was cast “for” and “against” each nominee:

			For	Against
Bernard T. Marren			11,004,227	30,454
Stephen F. Diamond			11,013,511	21,170
Kapil K Nanda			10,861,311	173,370
William H. Welling			10,861,211	173,470

The shareholders also approved the second proposal, to ratify Ernst & Young LLP as independent registered public accounting firm of OPTi Inc. for the fiscal year ending March 31, 2008. The following votes were tabulated:

	For	Against	Abstain	Broker Non-Votes
Appointment of Ernst & Young LLP	11,024,185	9,701	795	0
The shareholders also approved the third proposal, to approve the form and use of indemnification agreements for OPTi’s directors and officers. The following votes were tabulated:
	For	Against	Abstain	Broker Non-Votes
Form and use of Indemnification Agreements	10,922,238	97,810	14,633	0

The shareholders also approved the fourth proposal, to approve employment agreements for Bernard T. Marren, OPTi’s President, Chief Executive Officer and Chairman of the Board, and Michael Mazzoni, OPTi’s Chief Financial Officer and Secretary. The following votes were tabulated:

	For	Against	Abstain	Broker Non-Votes
Approval of Employment Agreements	5,967,859	36,525	2,900	5,027,397

Item 5.	Other Information

Not applicable and has been omitted

Item 6.	Exhibits

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

OPTi Inc.

Date:	February 14, 2008	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer