Form 10-K
period 2008-03-31
OPTI INC
filed 2008-06-30
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2007, as reported on the Nasdaq National Market, was approximately $28,031,648. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2008 was 11,641,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2008

PART I

Item 1.	Business

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties the Company believes are infringing its patents to settle our claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to our intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors Affecting Earnings and Stock Price” found below.

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

OPTi holds a majority of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property. The Company also has approximately $4.1 million in auction rate securities as of March 31, 2008. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the first quarter of calendar 2008 certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss of approximately $250,000 at March 31, 2008 related to these auction rate securities.

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

Strategy

Pursue Infringement Claims for Proprietary Chipset Technologies

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

On October 19, 2004, the Company announced that it filed a complaint against nVidia Corporation (“NVIDIA”), in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology. See “Item 3—Legal Proceedings” below.

On April 24, 2006, the United States District Court for the Western District of Texas issued a ruling in the ongoing patent infringement action between OPTi and NVIDIA, which arose from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted.

In the ruling, the Court largely adopted OPTi’s proposed construction on at least 13 of the 15 claims at issue. The Company believed that the ruling represents a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts, and sought an award of damages based on the infringement of its technology and for reimbursement of its litigation expenses.

On August 3, 2006, the Company entered into a license and settlement agreement with NVIDIA (the “License Agreement”). Under the License Agreement the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured.

The agreement also provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, NVIDIA could elect to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the License Agreement. The letter from NVIDIA also stated that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believes that NVIDIA has breached the terms of the license agreement between NVIDIA and OPTi, dated August 3, 2006. The Company is seeking payment for the past due quarters that OPTi believes NVIDIA has continued to use the Pre-Snoop technology. The arbitration hearing is scheduled for the last week of June 2008 and the Company anticipates a ruling from the arbitrator approximately 60 days after the hearing.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3—Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

Research and Development

As of June 2, 2008, the Company had no research and development employees. During 2008, 2007 and 2006 the Company had no research and development expenses.

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

Employees

The Company has one full-time and two part-time general and administration employees. The Company’s ability to retain key employees is a critical factor to the Company’s success.

Item 1A.	Factors Affecting Earnings and Stock Price

Trading of OPTi Common Stock on the OTC Bulletin Board

Our common stock is currently traded on the OTC Bulletin Board. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as Nasdaq. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock.

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

Outcome of AMD, Apple and Compact ISA-Bus Legal Actions

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3—Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. OPTi has requested a jury trial in this matter.

The outcomes in the AMD, Apple and the Compact ISA-Bus legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Outcome of Future Royalties from NVIDIA

As described in “Item 1—Business; Strategy; Pursue Infringement Claims for Proprietary Chipset Technologies”, the Company has an arbitration hearing scheduled for the last week of June 2008 with NVIDIA as the Company believes NVIDIA breached the terms of the License Agreement. The Company anticipates a ruling from the arbitrator approximately 60 days after the hearing. The outcome of this arbitration will also impact the Company’s ongoing license revenue.

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

Uncertainty of Future Shareholder Distributions

There can be no assurances as to the Company’s operating results in any given future period. Due to the uncertainty in operating results the Company can make no assurances that it will be able to make a shareholder distribution in the future.

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

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled

“Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that AMD has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter. The trial is currently scheduled for January 2009.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

The AMD, Apple and the Compact ISA-Bus Interface cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following required information is filed as a part of this Report:

On February 14, 2007, the Company issued a press release announcing the declaration of a cash dividend of $0.50 per share of the Company’s common stock. The Company’s Board of Directors has declared that the dividend is to be payable on April 9, 2007 to the shareholders of record as of the close of business on March 26, 2007. The ex-dividend date is March 22, 2007.

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is currently traded on the OTC Bulletin Board “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Common stock price per share:
Fiscal 2008
High	$5.74	$5.17	$4.45	$3.85
Low	4.70	4.24	3.75	2.45

Fiscal 2007
High	$3.35	$4.70	$6.51	$7.82
Low	1.75	3.13	4.40	5.60

As of June 10, 2008, there were approximately 102 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2008 and does not currently intend to do so in the future.

Item 6.	Selected Financial Data

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
License sales	$—	$11,000	$—	$52	$1,050

Net sales	—	11,000	—	52	1,050

General and administrative expenses	4,095	4,698	2,437	1,507	1,148

Operating income (loss)	(4,095)	6,302	(2,437)	(1,455)	(98)
Other income (expenses):
Interest income and other	630	845	471	207	432

Income (loss) before provision for income taxes	(3,465)	7,147	(1,966)	(1,248)	334
Provision (benefit) for income taxes	12	139	2	(75)	—

Net income (loss)	$(3,477)	$7,008	$(1,968)	$(1,173)	$334

Basic net income (loss) per share	$(0.30)	$0.60	$(0.17)	$(0.10)	$0.03

Shares used in computing basic per share amounts	11,641	11,634	11,634	11,634	11,634

Diluted net income (loss) per share	$(0.30)	$0.60	$(0.17)	$(0.10)	$0.03

Shares used in computing diluted per share amounts	11,641	11,643	11,634	11,634	11,635

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$6,843	$20,173	$12,917	$14,457	$15,520
Working capital	5,931	13,502	12,311	14,291	15,451
Total assets	10,792	20,322	12,961	14,510	15,744
Shareholders’ equity	9,812	13,539	12,333	14,301	15,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company had developed during its existence. During the first quarter of fiscal year 2004, the Company also entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

On August 3, 2006, the Company entered into the License Agreement. Under the agreements the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence of an agreement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured.

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

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the License Agreement. The letter from NVIDIA also stated that NVIDIA will not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement. The Company is seeking payment for the past due quarters that OPTi believes NVIDIA continued to use the Pre-Snoop technology. The arbitration hearing is scheduled for the last week of June 2008 and the Company anticipates a ruling from the arbitrator 30 to 45 days after the hearing.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3—Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

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

Results of Operation

2008 Compared to 2007—The Company recorded $11,000,000 of net sales during the fiscal year ended March 31, 2007 (“2007”) as compared to no sales during the fiscal year ended March 31, 2008 (“2008”). This decrease in net sales was attributable to the license and settlement agreement that the Company entered into with nVidia Corporation in August 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for 2007 was 100%. This gross margin is attributable to the Company’s revenue in 2007 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for 2008 were $4.1 million as compared to $4.7 million for 2007. This represented an approximate 13% decrease in SG&A expenses year over year. This decrease was primarily related to decreased costs associated with the litigation and settlement against nVidia in FY 2007 versus the current litigation that the Company has in FY 2008.

Net interest and other income for 2008 was $0.6 million as compared to $0.8 million in 2007. The decrease in net interest and other income in 2008 as compared to 2007 was primarily due to an decrease in the average cash balance, due to the payment of the dividend of approximately $5.8 million in April 2007 and lower interest rates through out the fiscal year 2008 as compared to fiscal year 2007.

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recorded a tax provision of approximately $12,000 in the fiscal year ended March 31, 2008. This tax provision relates to federal and state alternative minimum corporate taxes. The Company’s recorded a tax provision of approximately $139,000 in the fiscal year ended March 31, 2007. This tax provision relates to federal and state alternative minimum taxes relating to the settlement with nVidia Corporation.

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

Gross margin for 2007 was 100%. This gross margin is attributable to the Company’s revenue in 2007 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for 2007 were $4.7 million as compared to $2.4 million for 2006. This represented an approximate 96% increase in SG&A expenses year over year. This increase was primarily related to increased costs associated with the litigation and settlement against nVidia.

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

Liquidity and Capital Resources—The Company has financed its operations through cash generated from operations and an initial public offering of equity in 1993. In 2008, the Company used approximately $3.4 million in operating activities primarily due to the operating loss of the Company and decrease in accrued employee expenses, offset in part, by an increase in accrued expenses. In 2007, the Company provided approximately $7.3 million in operating activities primarily due to the operating income of the Company and an increase in accounts payable and accrued employee expenses, offset in part, by a decrease in accrued expenses.

The Company used approximately $2.1 million in investing activities during fiscal year 2008 as it purchased auction rate securities as an investment. The Company used approximately $2.0 million in investing activities during fiscal year 2007 as it purchased auction rate securities as an investment.

The Company used approximately $5.8 million in financing activities in fiscal year 2008. The cash used in financing activities during 2008 related to the cash dividend that the Company paid in April 2007 of $0.50 per share. The Company had insignificant financing activities during fiscal years 2007.

As of March 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $6.8 million and working capital of approximately $5.9 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Principal Commitments

Our principal commitments consist of our obligations under operating leases.

Future principal commitments as of March 31, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Facility Commitments	$185,000	$105,000	$80,000	—	—

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of March 31, 2008, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Auction Rate Securities

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. In the first quarter of fiscal year 2009, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-

temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $250,000 at March 31, 2008 related to these auction rate securities. Our marketable securities portfolio as of March 31, 2008 was $4.1 million. The portfolio includes approximately $4.1 million (at cost) invested in auction rate securities of which, all are currently associated with failed auctions as of March 31, 2008, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to March 31, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-14 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2008. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal controls over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining an adequate internal control over financial reporting for the Company. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Bernie Marren	Mike Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 12, 2008 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	72	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	45	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	52	Director
Kapil K. Nanda (1)(3)(4)	62	Director
William H. Welling (1)(2)(3)(4)	74	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

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

Stephen F. Diamond was elected as a director of the Company in September 2003. He is currently an Associate Professor of Law at the Santa Clara University School of Law where he teaches securities regulation, corporate law and international business transactions law. From 1995 to 1999 he was an associate at Wilson Sonsini Goodrich & Rosati where he represented high technology companies including OPTi and investment banks in corporate transactions, debt and equity offerings, venture capital investments, and intellectual property rights. Mr. Diamond holds B.A. from the University of California at Berkeley, a Ph.D., and M. Phil. from the University of London, and a J.D. from Yale Law School.

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

The information appearing under the headings “Director Compensation”, “Report of the Compensation Committee”, “Compensation Discussion and Analysis”, and “Executive Compensation” of our 2008 Proxy Statement is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.	Certain Relationship and Related Transactions

The information appearing in our 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” is incorporated by reference in this section.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2008 Proxy Statement under the heading “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Accounting Firm” is incorporated by reference in this section.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	S-1

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended.(1)

3.2	Registrant’s Bylaws.(1)

10.1	1993 Stock Option Plan, as amended.(1)

10.2	1993 Director Stock Option Plan.(1)

10.14	Form of Indemnification Agreement between Registrant and its officers and directors.(1)

10.15	1996 Employee Stock Purchase Plan.(2)

10.16	1995 Employee Stock Option Plan, as amended.(3)

10.17	Patent license agreement between Intel Corporation and OPTi Inc.(4)

10.18	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002.(5)

14.1	Code of Ethics(6)

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 20, signature page).

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits. See Item 15 (a)(3) above.

(d)  Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 27, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 27, 2008

/s/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2008

/s/ STEPHEN DIAMOND Stephen Diamond	Director	June 27, 2008

/s/ KAPIL K. NANDA Kapil K. Nanda	Director	June 27, 2008

/s/ WILLIAM WELLING William Welling	Director	June 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended March 31, 2008, 2007 and 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at March 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 27, 2008

OPTi Inc.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,843	$18,173
Available-for-sale investments	—	2,000
Prepaid expenses and other current assets	68	112

Total current assets	6,911	20,285
Equipment and furniture
Office equipment	48	46
Furniture and fixtures	17	17

	65	63
Accumulated depreciation	(52)	(44)

	13	19
Other Assets	18	18
Investments—long term, net	3,850	—

Total Assets	$10,792	$20,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402	$469
Accrued expenses	578	201
Accrued dividend payable	—	5,821
Accrued employee compensation	—	292

Total current liabilities	980	6,783

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,641,903 in 2008 and 11,641,903 in 2007	13,539	13,539
Retained earnings (deficit)	(3,477)	—
Other comprehensive loss	(250)	—

Total shareholders’ equity	9,812	13,539

Total liabilities and shareholders’ equity	$10,792	$20,322

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Sales
License sales	$—	$11,000	$—

Net sales	—	11,000	—
Costs and expenses
General and administrative	4,095	4,698	2,437

Total costs and expenses	4,095	4,698	2,437
Operating income (loss)	(4,095)	6,302	(2,437)
Interest income and other	630	845	471

Income (loss) before provision for income taxes	(3,465)	7,147	(1,966)
Income tax provision (benefits)	12	139	2

Net income (loss)	$(3,477)	$7,008	$(1,968)

Basic net income (loss) per share	$(0.30)	$0.60	$(0.17)

Shares used in computing basic per share amounts	11,641	11,634	11,634

Diluted net income (loss) per share	$(0.30)	$0.60	$(0.17)

Shares used in computing diluted per share amounts	11,641	11,643	11,634

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Retained Earnings (Deficit)	Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2005	11,633,903	$15,053	$(752)	$—	$14,301
Net loss and comprehensive loss	—	—	(1,968)	—	(1,968)

Balance at March 31, 2006	11,633,903	15,053	(2,720)	—	12,333
Issuance of common stock under stock plans	8,000	16	—	—	16
Share based compensation	—	3	—	—	3
Accrued dividend declared ($0.50 per share)		(1,533)	(4,288)	—	(5,821)
Net income	—	—	7,008	—	7,008

Balance at March 31, 2007	11,641,903	13,539	—	—	13,539
Comprehensive Loss:
Unrealized loss on available-for-sale investments	—	—	—	(250)	(250)
Net loss	—	—	(3,477)	—	(3,477)

Comprehensive loss					(3,727)

Balance at March 31, 2008	11,641,903	$13,539	$(3,477)	$(250)	$9,812

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Operating activities
Net income (loss)	$(3,477)	$7,008	$(1,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8	7	5
Stock-based compensation	—	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	44	(94)	7
Accounts payable	(67)	213	166
Accrued expenses	377	(171)	253
Accrued employee compensation	(292)	292	—

Net cash provided by (used in) operating activities	(3,407)	7,258	(1,537)

Investing activities
Purchases of property and equipment	(2)	(18)	(3)
Purchase of auction rate securities	(2,100)	(2,000)	—

Net cash provided by (used in) investing activities	(2,102)	(2,018)	(3)

Financing activities
Cash dividend	(5,821)	—	—
Proceeds from sale of shares	—	16	—

Net cash provided (used in) financing activities	(5,821)	16	—
Net increase (decrease) in cash and cash equivalents	(11,330)	5,256	(1,540)
Cash and cash equivalents at beginning of year	18,173	12,917	14,457

Cash and cash equivalents at end of year	$6,843	$18,173	$12,917

Supplemental cash flow information
Cash paid for income taxes	$—	$187	$2
Dividends declared	$—	$5,821	$—

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

Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2008 and 2007 substantially all cash and cash equivalents consisted of money market accounts.

Marketable Securities    The Company invests portions of its excess cash in high quality, auction rate preferred securities with reset dates every twenty-eight days. Interest on the investments are included in interest income. The Company realized a temporary investment loss of $250,000 on the Company’s investments in auction rate securities during the fiscal year ended March 31, 2008.

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

Revenue Recognition    Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectibility is reasonably assured. Royalties are recorded as revenue when earned and collectibility is reasonably assured.

Comprehensive Income (Loss)    Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and long-term investments. Comprehensive income (loss) has been disclosed in the statement of stockholders’ equity for all periods presented.

Stock-Based Compensation    Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006 in connection with stock-based awards granted to employees with exercise prices not less than fair value on the grant date.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method. Under that transition method, the Company recognized stock-based compensation expenses for stock options granted or assumed, prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”). Under the modified prospective transition method, results for prior periods are not restated. The adoption of

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R had no impact on cash flows from operations or financing. Further, the Company realized no stock based compensation expenses in fiscal year 2008 and $3,000 for the fiscal year ended March 31, 2007 and accordingly did not have a material impact on net loss or net loss per share for the periods. There was no capitalized stock-based employee compensation cost as of March 31, 2008 and 2007. There were no recognized tax benefits during the fiscal years ended March 31, 2008 and 2007.

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

Fiscal Year Ended March 31, 2006
Net loss:
As reported	$(1,968)
Add: Total stock-based employee compensation expense under the fair value based methods for all awards	5

Pro forma net loss	$(1,973)

Pro forma basic and diluted net loss per share	$(0.17)

Note that the above pro forma disclosure was not presented for the fiscal years ended March 31, 2008 and 2007 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently required to be measured at fair value. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

Note 2— Shareholders’ Equity

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

Stock Option Plans

No options were granted to employees during fiscal year 2008, 2007 and 2006.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

Outstanding
	Shares	Weighted Ave Exercise Price
Outstanding at March 31, 2005	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	100,000	$4.63
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2007	100,000	$4.63

Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2008	100,000	$4.63

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options outstanding were exercisable as of March 31, 2008, 2007, and 2006, respectively.

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

No options were outstanding or exercisable as of March 31, 2008, 2007 and 2006, respectively. The 1995 Stock Option Plan has expired as of March 31, 2007, and is no longer an active plan.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2005	50,666	$5.42
Granted	—	$—
Exercised	—	$—
Canceled	—	$—

Outstanding at March 31, 2006	50,666	$5.42

Granted	—	$—
Exercised	8,000	$2.01
Canceled	26,666	$7.50

Outstanding at March 31, 2007	16,000	$3.66
Granted	—	$—
Exercised	—	$—
Canceled	8,000	$5.31

Outstanding at March 31, 2008	8,000	$2.01

Approximately 8,000, 16,000, and 48,666 options outstanding were exercisable as of March 31, 2008, 2007 and 2006, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2008 was $2.01.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.27	4,000	4.76	$1.27	4,000	$1.27
$2.74	4,000	3.76	$2.74	4,000	$2.74
$4.63	100,000	0.73	$4.63	100,000	$4.63

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2007	116,000	$4.50
Options granted	—	$—
Options exercised	—	$—
Options canceled	8,000	$5.31

Outstanding at March 31, 2008	108,000	$4.44	0.99	$5

Exercisable at March 31, 2008	108,000	$4.44	0.99	$5

There were no options granted during the fiscal years ended March 31, 2008, 2007 and 2006.

Common Stock Reserved

At March 31, 2008, the Company has reserved shares of common stock for future issuance as follows:

1993 Stock Option Plan	100,000
1993 Director Stock Option Plan	8,000

Totals	108,000

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Net Income Per Share

Basic net income (loss) per share and diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007	2006
Net income (loss)	$(3,477)	$7,008	$(1,968)

Weighted average number of common shares outstanding	11,641	11,634	11,634

Basic and diluted net income (loss) per share	$(0.30)	$0.60	$(0.17)

Weighted average number of common shares outstanding	11,641	11,634	11,634
Effect of dilutive securities:
Employee stock options	—	9	—

Denominator for diluted net income (loss) per share	11,641	11,643	11,634

Diluted net income (loss) per share	$(0.30)	$0.60	$(0.17)

The Company has excluded options for the purchase of 108,000 and 150,666 shares of common stock from the calculation of diluted net income per share in 2008 and 2006, because all such securities are anti-dilutive for the respective periods.

Note 4—Cash equivalents and Auction rate securities

The following is a summary as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$6,843	—	—	$6,843
Auction Rate Securities	$4,100	(250)	—	$3,850

	$10,943	$(250)	$—	$10,693

Reported as:
Cash	$6,843	—	—	$6,843
Investments-Long term	$4,100	(250)	—	$3,850

	$10,943	$(250)	$—	$10,943

The following is a summary as of March 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$18,173	—	—	$18,173
Auction Rate Securities	$2,000	—	—	$2,000

	$20,173	$—	$—	$20,173

Reported as:
Cash	$18,713	—	—	$18,173
Available-for-Sale investments	$2,000	—	—	$2,000

	$20,713	$—	$—	$20,173

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OPTi holds a majority of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property. The Company also has approximately $4.1 million in auction rate securities as of March 31, 2008. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. Remaining contractual maturities of our securities ranged between 23 to 39 years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the first quarter of calendar 2008 certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss of approximately $250,000 at March 31, 2008 related to these auction rate securities.

Note 5—Commitments

The Company leases its facility under noncancelable operating leases. Future minimum commitments by fiscal year for all facility leases are as follows:

March 31, 2009	$104,752
March 31, 2010	$80,319

Total lease commitment	$185,071

Rental expense for operating leases amounted to $102,000, $92,000 and $60,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Note 6—Concentrations

Major Customer

The Company received all of its revenue in fiscal year 2007 from a settlement of an intellectual property dispute with nVidia Corporation. The Company had no revenue during the fiscal years ended March 31, 2008 and March 31, 2006

Note 7—Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2008	2007	2006
Federal:
Current	$8	$104	$—
Deferred			—

	8	104	—
State:
Current	4	35	2
Deferred	—	—	—
	4	35	2

Total	$12	$139	$2

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the provisions for income taxes at the statutory rate to the Company’s provision for income tax are as follows (in thousands):

	2008	2007	2006
Expected tax (benefit) at federal statutory rates	$(1,182)	$2,430	$(643)
State income tax (benefit), net of federal effect	(203)	417	(110)
Valuation allowance	683	(4,101)	220
Expired net operating losses	—	238	238
Expired credits	660	1,163	111
Other	54	(8)	184

	$12	$139	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforward	7,067	4,860
Tax credit carryforwards	3,801	4,741
Depreciation and amortization	224	757
Reserves and accruals	1	52

Total deferred tax assets	11,093	10,410
Valuation Allowance	(11,093)	(10,410)

	—	—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded net losses in prior fiscal periods, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $683,000 and decreased by $4.1 million in the twelve months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company has U.S. federal and state net operating losses of approximately $16.8 million and $23.1 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2028 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2013 through 2018.

As of March 31, 2008, the Company has U.S. federal and state tax credit carryforwards of approximately $1.6 million and $2.1 million, respectively. The federal credit will expire at various dates beginning in 2009 through 2012, if not utilized. California state research and development credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under SFAS 109 and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on April 1, 2007, the Company recognized $1.5 million of unrecognized tax benefits and no adjustment to the opening balance in retained earnings.

As of March 31, 2008, the Company did not provide any liability representing for federal and state income tax matters, and therefore, no amount would impact the Company’s effective tax rate.

The Company also expects a decrease in its unrecognized tax benefits over the next twelve months of approximately $200,000.

As of March 31, 2008 the Company did not accrue any interest related to uncertain tax positions. If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended March 31, 2008 is as follows (in thousands):

Amount
Balance at April 1, 2007	$1,448
Additions for tax positions of prior years	—
Additions for tax positions related to 2007	—
Reductions for tax positions of prior years	(220)
Settlements during 2007	—

Balance at March 31, 2008	$1,228

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal, and California state and local income tax examinations by tax authorities for years 1994 - 2008.

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

Note 8—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2008, 2007 and 2006, the amount of the Company contribution to the 401K plan was approximately $17,000, $18,000, and $7,000, respectively. Administrative costs of the plan are immaterial.

Note 9—Contingencies

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that AMD has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

The AMD, Apple and the Compact ISA cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Note 10—Distribution to Shareholders

On February 14, 2007, the Board of Directors declared a cash dividend of $0.50 per share on each of the Company’s common stock. Total dividend of approximately $5.8 million was paid on April 9, 2007.

Note 11—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2008

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating loss	$(1,074)	$(838)	$(942)	$(1,241)
Net loss	$(894)	$(670)	$(791)	$(1,122)
Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.07)	$(0.10)

Year Ended March 31, 2007
	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$11,000	$—	$—
Gross profit	$—	$11,000	$—	$—
Operating profit (loss)	$(2,032)	$10,287	$(753)	$(1,200)
Net income (loss)	$(1,890)	$10,351	$(546)	$(907)
Basic and diluted net income (loss) per share	$(0.16)	$0.89	$(0.05)	$(0.08)

OPTi Inc.

SCHEULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2006
Allowance for doubtfull accounts	$—	$100	$100	$—
Year ended March 31, 2007
Allowance for doubtfull accounts	$—	$—	$—	$—
Year ended March 31, 2008
Allowance for doubtfull accounts	$—	$—	$—	$—

S-1