Form 10-K/A
period 2008-03-31
OPTI INC
filed 2008-07-29
CIK 899297

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2007, as reported on the OTC Bulletin Board, was approximately $28,031,648. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of July 29, 2008 was 11,641,903.

OPTi Inc.

Form 10-K/A

For the Fiscal Year Ended March 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of OPTi Inc. (the “Company”) for the fiscal year ended March 31, 2008 (the “Last Fiscal Year”) is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

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

The directors and executive officers of the Company as of July 29, 2008 were as follows:

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

Audit Committee Financial Expert. The Company’s Board has not determined whether one of the members of its audit committee qualifies as an audit committee financial expert as set forth in Item 407(d) of Regulation S-K of the rules promulgated by the Securities and Exchange Commission. Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the Nasdaq Marketplace Rules when they were selected for the committee by the Board. In light of the nature of the Company’s business, the Company believes that its audit committee as presently constituted possesses the skills and experience necessary to oversee the work of the Company’s independent registered Public accounting firm and carry out the duties set forth in the Company’s audit committee charter.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

The primary objectives of our executive compensation plan are to:

•	align the financial interests of our executives with those of our shareholders;

•	motivate and retain the executive talent required to successfully implement our business strategy; and

•	provide incentives for achieving our short-term and long-term goals.

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

The Compensation Committee considers the recommendations of management when establishing compensation for our executive officers, but relies upon its own judgment to determine each individual’s compensation. Factors that affect the Compensation Committee’s judgment include each individual’s performance and scope of responsibilities, as well as the Company’s overall performance.

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

Discretionary Bonus. Bonus targets are based on a percentage of the executive’s base salary. The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount. The bonus is ordinarily paid in a single installment following the completion of a given fiscal year. The individual performance objectives tend to be keyed to the Company’s goals in regards to licensing its intellectual property. The Compensation Committee did not recommend any discretionary bonuses for Mr. Marren and Mr. Mazzoni during fiscal year 2008.

Shareholder Return Bonus. Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of all monies returned to the shareholders of the Company or if the Company determines not to distribute any third party payments from its intellectual property strategy within six months of receiving that payment. The compensation ranges from 1% to 5% of the amount received from third party payments from the intellectual property strategy. During fiscal 2008, the Company awarded Mr. Marren and Mr. Mazzoni $155,419 and $103,581 respectively under the Shareholder Return Bonus plan, equal to 3% and 2% of the amounts received from third party payments and not returned to shareholders for Mr. Marren and Mr. Mazzoni respectively.

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

Employment Agreements. During fiscal 2008 the Compensation Committee determined that it would be appropriate to enter into employment agreements with Mr. Marren and Mr. Mazzoni, primarily in order to document the provisions of the Shareholder Return Bonus program, adjust certain payment thresholds and address program award payments under particular circumstances. The shareholders of the Company at the November 27, 2007 annual meeting approved the employment agreements for Mr. Marren and Mr. Mazzoni.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal year 2008. Collectively, these are the “Named Executive Officers”.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Comp. (3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensation		Total
Bernard T. Marren, Chief Executive Officer (CEO)	2008	$157,000	—	—	—	$155,419	—	$10,323	(4)	$322,742
Michael F. Mazzoni, Chief Financial Officer (CFO)	2008	$110,000	—	—	—	$103,581	—	$6,600	(4)	$220,181

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to each of the named executives, in 2008 as well as prior fiscal years, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “Shareholder Return Bonus”

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2008. Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan. The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2008 during which they earned payments under the plan which are reflected in the Summary Compensation Table above. However, no new awards were granted under the plan during fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of March 31, 2008. All of such awards are stock options that were granted under the Company’s 1993 Stock Option Plan or 1995 Employee Stock Option Plan. These plans have terminated and no shares remain available for future grant.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Option Awards
Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- Exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Ex-piration Date
Bernard T. Marren, Chief Executive Officer (CEO)	12/21/1998	100,000	—	—	$4.63	12/21/2008
Michael F. Mazzoni, Chief Financial Officer (CFO)	—	—	—	—	—	—

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)	Generally, awards issued under the 1993 Plan or 1995 Plan were subject to four-year vesting, and have a contractual term of 10 years. Awards vest at 1/48 of the award at the end of each month over a four year period.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2008.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2008.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2008.

Potential Payments Upon Termination or Change In Control

Severance and change-in-control arrangements for Mr. Marren and Mr. Mazzoni are included in the employment agreements approved by the shareholders at the November 27, 2007 annual meeting.

The employment agreements provide that Mr. Marren and Mr. Mazzoni will receive a bonus upon a change of control of the Company that is based upon a percentage of third party payments previously distributed to shareholders and net proceeds realized by the Company and its shareholders in connection with the change of control transaction, provided that they sign an irrevocable general release of all claims against the Company. The change of control bonus is calculated as a percentage of the sum of “Net Proceeds.” Net Proceeds is defined in the employment agreements as the sum of (i) the aggregate amount of all distributions to shareholders between June 1, 2007 and the earlier of the closing of the change of control transaction or October 1, 2013, and (ii) the gross proceeds payable to the Company and/or its shareholders pursuant to the change of control transaction, reduced by any debt of the Company extinguished in the transaction, all investment banking, accounting, legal and similar transaction-related fees incurred by the Company, and the replenishment amount, if applicable.

In the event that Mr. Marren’s and/or Mr. Mazzoni’s employment is terminated by the Company without “cause” or is terminated by them for “good reason,” each as defined in their employment agreements, they will, provided that they sign a general release of all claims against the Company, (i) receive severance payments equal to the sum of their then-current annual base salary, the discretionary bonus awarded to them for the preceding year and the aggregate medical premium reimbursement payments made by the Company for such executive during the previous twelve months, and (ii) be eligible to receive a certain portion of Shareholder Return Bonus payout for amounts distributed to shareholders subsequent to termination arising from infringement actions against third parties that were authorized and/or ongoing prior to their termination. The portion of the Shareholder Return Bonus Mr. Marren or Mr. Mazzoni would be eligible to receive is dependent on the status of the infringement action at the time of such executive’s termination. The post-termination bonus amounts (i) are payable only if and when a distribution has been made to shareholders, and (ii) are not subject to reduction due to a replenishment amount, if any. In the event that Mr. Marren or Mr. Mazzoni’s employment is terminated due to death or disability, they or their survivors would be eligible to receive Shareholder Return Bonus payouts for certain amounts distributed to shareholders subsequent to their termination.

Director Compensation

The following table summarizes director compensation during fiscal year 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond	$21,000	—	—	—	—	—	$21,000
Kapil Nanda	$18,000	—	—	—	—	—	$18,000
William Welling	$21,000	—	—	—	—	—	$21,000

(1)	Mr. Marren is not included in this table as he is an employee of the Company and receive no extra compensation for his services as a Director. The compensation received by Mr. Marren as an employee of the Company is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)	In fiscal 2008 each non-employee director receive a $10,000 yearly retainer and a fee of $1,000 per board or committee meeting attended.

(3)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FAS 123R. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)	As of March 31, 2008, Mr. Nanda held options to purchase 8,000 shares of our common stock. Stephen Diamond and William Welling had no options outstanding. There were no options granted during fiscal year 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Diamond and Welling, each of whom is an independent director, and neither of whom is a current or former employee of the Company. During 2008, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2008 (or earlier date for information based on filings with the Securities and Exchange Commission) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers)and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,641,903 shares of our common stock were issued and outstanding as of July 29, 2008.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership
MG Capital Management LLC (5) 1725 Kearny Street, No 1 San Francisco, CA 94133	1,601,570	—	1,601,570	13.8%
Whitaker Group (7) 23 Beachwood Irvine, CA 92604	1,004,750	—	1,004,750	8.6%
S. Muoio & Co. LLC (6) 509 Madison Avenue, Ste 406 New York, NY 10022	1,352,272	—	1,352,272	11.6%
Raffles Associates, L.P. (8) 450 Seventh Avenue, Ste 509 New York, NY 10123	796,515	—	796,515	6.8%
Dimension Fund Advisors Inc. (9) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	583,300	—	583,300	5.0%
Bernard T. Marren	10,000	100,000	110,000	*
Michael F. Mazzoni	—	—	—	*
Stephen Diamond	—	—	—	*
Kapil Nanda	4,000	8,000	12,000	*
William Welling	21,333	—	21,333	*
All executive officers and directors as a group (5 persons)	35,333	108,000	143,333	1.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2008.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc 3430 W. Bayshore Road, Ste 103 Palo Alto, CA 94303

(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2008.

(3)	Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2008 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on January 30, 2007. Of the shares listed, 1,565,500 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. The remaining 36,070 shares are owned by Mr. Petroni.

(6)	Information on holdings of S. Muoio & Co LLC is taken from a Form 4 filed on March 12, 2008. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(7)	Information on holdings of Whitaker group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(8)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on February 14, 2008. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(9)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 6, 2008. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of March 31, 2008, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	108,000	$4.44	—
Equity compensation plans not approved by security holders	—	—	—

Total	108,000	$4.44	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

The Board of Directors has determined that Messrs. Diamond, Nanda and Welling are “independent” under the rules of the Nasdaq Stock Market, and Mr. Marren is not. Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. Although the Board also has the power to consider whether transactions of those types below the thresholds render a director not “independent,” and to consider whether any other types of transactions, relationships or arrangements (i.e., not specified in the SEC and Nasdaq rules) render a director not “independent”, the Board did not consider any such items in making its independence determination as to these four directors.

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Ernst & Young LLP for fiscal year 2008 and 2007.

	2008	2007
Audit Fees (1)	$195,000	$233,000
Audit Related Fees	—	—
Tax Fees (2)	20,000	19,000
All Other Fees	—	—

Total	$215,000	$252,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2008 and 2007, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

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

(b) Exhibits. See Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of July 29, 2008.

OPTi Inc.

By:	/s/ Bernard Marren
Bernard Marren
Chief Executive Officer and Chairman of the Board