Form 10-Q
period 2008-06-30
OPTI INC
filed 2008-08-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	March 31, 2008*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,707	$6,843
Prepaid expenses and other current assets	136	68

Total current assets	5,843	6,911
Property and equipment, at cost
Machinery and equipment	48	48
Furniture and fixtures	17	17

	65	65
Accumulated depreciation	(54)	(52)

	11	13
Other assets	18	18
Investments – long term, net	3,750	3,850

Total assets	$9,622	$10,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973	$402
Accrued expenses	532	578
Accrued employee compensation	—	—

Total current liabilities	1,505	980
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,642 at June 30, and March 31, 2008	13,539	13,539
Accumulated deficit	(5,072)	(3,477)
Other comprehensive loss	(350)	(250)

Total stockholders’ equity	8,117	9,812

Total liabilities and stockholders’ equity	$9,622	$10,792

*	The balance sheet as of March 31, 2008 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
License revenues	$—	$—
Expenses
General and administrative	1,691	1,074

Total expenses	1,691	1,074
Operating loss	(1,691)	(1,074)
Interest income and other	96	180

Loss before provision for income taxes	(1,595)	(894)
Income tax provision (benefit)	—	—

Net loss	$(1,595)	$(894)

Basic and diluted net loss per share	$(0.14)	$(0.08)

Shares used in computing basic and diluted per share amounts	11,642	11,642

Cash dividend declared per common share	$—	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,595)	$(894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(68)	(43)
Accounts payable	571	(223)
Accrued expenses	(46)	366
Accrued employee compensation	—	(292)

Net cash used in operating activities	(1,136)	(1,084)

Cash flows from investing activities:
Purchase of auction rate securities	—	(2,000)

Net cash used in investing activities	—	(2.000)

Cash flows from financing activities:
Cash dividend	—	(5,821)

Net cash used in financing activities	—	(5,821)

Net decrease in cash and cash equivalents	(1,136)	(8,905)
Cash and cash equivalents, beginning of period	6,843	18,173

Cash and cash equivalents, end of period	$5,707	$9,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.	Basis of Presentation

The information at June 30, 2008 and for the three-month periods ended June 30, 2008 and 2007, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the OPTi Inc.’s (the “Company”) management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. The SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on April 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. See Note 5 for information about fair value measurements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective April 1, 2009.

2.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended June 30,
	2008	2007
Net loss	$(1,595)	$(894)

Weighted average number of common shares outstanding	11,642	11,642

Basic and diluted net loss per share	$(0.14)	$(0.08)

The Company has excluded options for the purchase of 108,000 shares of common stock from the calculation of diluted net loss per share in the three-month periods ended June 30, 2008 and 2007, because all such securities are anti-dilutive for the respective periods.

3.	Taxes

The Company recorded no tax provision for the three-month periods ended June 30, 2008 and 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

Total comprehensive loss includes net loss and other comprehensive income or loss. During the quarter ended June 30, 2008, the Company recorded a temporary investment loss of $100,000 relating to its investments in auction rate securities. The total comprehensive loss for the first three-month periods ended June 30, 2008 and 2007 was $1.7 million and $894,000, respectively.

5.	Cash equivalents and Auction rate securities

The following is a summary as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$5,707	—	—	$5,707
Auction rate securities	$4,100	(350)	—	$3,750

	$9,807	$(350)	$—	$9,457

Reported as:
Cash and cash equivalents	$5,707	—	—	$5,707
Investments–Long term	$4,100	(350)	—	$3,750

	$9,807	$(350)	$—	$9,457

The following is a summary as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$6,843	—	—	$6,843
Auction rate securities	$4,100	(250)	—	$3,850

	$10,943	$(250)	$—	$10,693

Reported as:
Cash and cash equivalents	$6,843	—	—	$6,843
Investments-Long term	$4,100	(250)	—	$3,850

	$10,943	$(250)	$—	$10,943

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

The majority of the Company’s cash and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds. Such instruments are generally classified within Level I of the fair value hierarchy.

The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s auction rate securities, or ARS and are classified within Level III of the fair value hierarchy. The Company has approximately $4.1 million (at amortized cost) in auction rate securities as of June 30, 2008. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. Remaining contractual maturities of our securities ranged between 23 to 39 years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the first half of calendar 2008 certain auction rate securities failed auction due to sell orders exceeding buy orders as a result of credit crunch and other factors. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. We are not aware of an active secondary market for these securities. Based on our inquiries with the investment advisors, consideration of relevant factors and available information regarding these securities, we expect liquidity to return to these securities in the near term. We also expect to hold these securities until they return to par value and therefore we have recorded temporary impairment within other comprehensive loss, instead of other income (loss) in the Statements of Operations, of approximately $100,000 for the quarter ended June 30, 2008 related to these auction rate securities. As of June 30, 2008, the total amount of temporary impairment within accumulated comprehensive loss is $350,000. Our valuation of these securities incorporated our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of June 30, 2008 (In thousands):

	June 30, 2008
	Level I	Level II	Level III	Total
Money market funds	$5,638			$5,638
Auction rate securities			3,750	3,750

Total available-for-sale investments	$5,638	$—	$3,750	$9,388

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended June 30, 2008 (In thousands):

	Three Months Ended June 30, 2008
	March 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 30, 2008
				Realized	Unrealized*
Auction rate securities	$3,850	$	$—	$—	$(100)	$3,750

*	Recorded in other comprehensive loss with the Shareholder’s equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Business

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

On August 3, 2006, the Company entered into a license agreement with NVIDIA (the “License Agreement”). Under the License Agreement, the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy, $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectibility was reasonably assured.

The License Agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, NVIDIA could elect to pay the Company a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and received.

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

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement. The Company is seeking payment for the past due quarters that OPTi believes NVIDIA continued to use the Pre-Snoop technology. The arbitration hearing was held in the last week of June 2008, and the Company anticipates a ruling from the arbitrator by September 19, 2008.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed those patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

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

Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.

Beginning July 1, 2008, assets and liabilities recorded at fair value in our condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We classify inputs to derive fair values for money market funds available-for-sale as Level 1.

We classify inputs to calculate fair value of auction rate securities as Level 3. The fair value for these instruments is calculated using a model that incorporates our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

For a further discussion regarding fair value measurements, see Note 5, to Condensed Consolidated Financial Statements.

Fiscal 2009 Compared to 2008

Revenues

The Company had no revenue for the three-month periods ended June 30, 2008 and 2007. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2008 were $1,691,000 as compared to $1,074,000 for the quarter ended June 30, 2007. The increase in general and administrative costs for the three-month period ended June 30, 2008 as compared to the comparable period ended June 30, 2007 was mainly attributable to increased litigation costs relating to the preparation for the Markman hearing against AMD and the NVIDIA arbitration.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2008 was $96,000 as compared to $180,000 for the three-months ended June 30, 2007. The decrease in net interest and other income in the three-month period ended June 30, 2008 as compared to the comparable period in 2007 was due to a decrease in interest income due to lower average cash balances and lower interest rates during the quarter ended June 30, 2008.

Income Taxes

The Company recorded no tax provision for the three-month periods ended June 30, 2008 and 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.7 million at June 30, 2008 from $6.8 million at March 31, 2008. The decrease in cash and cash equivalents of approximately $1.1 million from March 31, 2008 to June 30, 2008, primarily relates to the net loss for the period, offset, in part, by an increase in accounts payable. Working capital as of June 30, 2008 decreased to $4.3 million from $5.9 million at March 31, 2008. During the first three-months of fiscal 2009, operating activities used approximately $1.1 million of cash. Cash used in operating activities was primarily due to the net loss during the three-month period of $1.6 million, offset in part, by an increase in accounts payable. The Company had no investing activity in the quarter ended June 30, 2008 and $2.0 million of investment activity for the three-month period ended June 30, 2007. This investing activity relates to the net purchase of auction rate securities. The Company used approximately $5.8 million in financing activities during the three-month period ended June 30, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007.

As of June 30, 2008, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $5.7 million and working capital of approximately $4.3 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at June 30, 2008 is approximately $159,000.

Contractual Obligations

There was no material change as of June 30, 2008, of our contractual obligations as compared to those at March 31, 2008 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2008, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Auction Rate Securities

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. In the first quarter of 2009, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $100,000 for the quarter ended June 30, 2008. As of June 30, 2008, the total accumulated comprehensive loss related to these auction rate securities that we have recorded is $350,000. Our marketable securities portfolio as of June 30, 2008 was $4.1 million. The portfolio includes approximately $4.1 million (at cost) invested in auction rate securities of which, all are currently associated with failed auctions as of June 30, 2008, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to June 30, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Item 4.	Controls and Procedures

(a)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal quarter ended June 30, 2008. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There was no change in our internal control over financial reporting for the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

OPTi Inc.

Part II. Other Information

Item 1.	Legal Proceedings

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that AMD has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter and is seeking damages. The trial is currently scheduled for February 2009.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter and is seeking damages.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter and is seeking damages.

The AMD, Apple and the Compact ISA-Bus Interface cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2008 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” The following are material changes to the risk factors set forth in the Company’s Form 10-K for the year ended March 31, 2008.

Uncertain Revenue Stream

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

Outcome of Future Royalties from NVIDIA

The Company had an arbitration hearing the last week of June 2008 with NVIDIA, as the Company believes NVIDIA breached the terms of the License Agreement. The Company anticipates a ruling from the arbitrator by September 19, 2008. The outcome of this arbitration will also impact the Company’s ongoing license revenue.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2008, we held $3.8 million of auction rate securities, classified as long-term investments, with an auction reset feature whose underlying assets were in student loans and other asset backed securities that had a AAA credit rating. In the first quarter of 2009, auctions began to fail for these securities and each auction since then has failed. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term does not exist.

In the first three months of fiscal 2009, we recorded an unrealized loss of $100,000 related to these auction rate securities. If the issuers of the auction rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record an impairment charge on these investments and may liquidate these investments for less than their face value. Such impairment charge would have an adverse effect on our financial condition and operating results.

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

31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: August 14, 2008	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer