Form 10-Q
period 2008-09-30
OPTI INC
filed 2008-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands including share amounts)

	September 30, 2008	March 31, 2008*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,732	$6,843
Short term investments	375	—
Accounts receivable	3,955	—
Prepaid expenses and other current assets	92	68

Total current assets	8,154	6,911
Property and equipment, at cost
Machinery and equipment	48	48
Furniture and fixtures	17	17

Total property and equipment at cost	65	65
Accumulated depreciation	(56)	(52)

Total property and equipment, net	9	13
Other assets	18	18
Investments – long term, net	3,445	3,850

Total assets	$11,626	$10,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,686	$402
Accrued expenses	553	578

Total current liabilities	2,239	980
Stockholders’ equity:
Preferred stock, no par value Authorized shares – 5,000 No shares issued or outstanding	—	—
Common stock, no par value Authorized shares – 50,000 Issued and outstanding – 11,642 at September 30, and March 31, 2008	13,539	13,539
Accumulated deficit	(3,872)	(3,477)
Other comprehensive loss	(280)	(250)

Total stockholders’ equity	9,387	9,812

Total liabilities and stockholders’ equity	$11,626	$10,792

*	The balance sheet as of March 31, 2008 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
License and other revenue	$3,750	$—	$3,750	$—

Total revenue	3,750		3,750	—
Operating expenses:
General and administrative	2,798	838	4,489	1,912

Total operating expenses	2,798	838	4,489	1,912

Income (loss) from operations	952	(838)	(739)	(1,912)
Interest income and other	249	168	344	348

Income (loss) before provision for income taxes	1,201	(670)	(395)	(1,564)
Income tax provision	—	1	—	1

Net income (loss)	$1,201	$(671)	$(395)	$(1,565)

Net income (loss) per share:
Basic	$0.10	$(0.06)	$(0.03)	$(0.13)

Diluted	0.10	$(0.06)	$(0.03)	$(0.13)

Weighted-average shares used in computing net income (loss) per common share
Basic	11,642	11,642	11,642	11,642

Diluted	11,644	11,642	11,642	11,642

Cash dividend declared per common share	$—	$—	$—	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(395)	$(1,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	4
Changes in operating assets and liabilities:
Accounts receivable	(3,955)	—
Prepaid expenses and other assets	(24)	(6)
Accounts payable	1,284	(314)
Accrued expenses	(25)	56
Accrued employee compensation	—	(292)

Net cash used in operating activities	(3,111)	(2,117)

Cash flows from investing activities:
Purchase of auction rate securities	—	(2,000)

Net cash used in investing activities	—	(2,000)

Cash flows from financing activities:
Cash dividend	—	(5,821)

Net cash used in financing activities	—	(5,821)

Net decrease in cash and cash equivalents	(3,111)	(9,938)
Cash and cash equivalents, beginning of period	6,843	18,173

Cash and cash equivalents, end of period	$3,732	$8,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.	Basis of Presentation

The information at September 30, 2008 and for the three and six-month periods ended September 30, 2008 and 2007, is unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except those that are recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on April 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. See Note 5 for information about fair value measurements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our non-financial assets and non-financial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted April 1, 2009.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FASB Staff Position clarifies the application of FASB Statement No. 157, “Fair Value Measurement”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of Staff Position 157-3 did not have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It is effective for financial statements issued for fiscal years beginning after November 15, 2007.

2.	Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$1,201	$(671)	$(395)	$(1,565)

Weighted average number of common shares outstanding	11,642	11,642	11,642	11,642

Basic net income (loss) per share	$0.10	$(0.06)	$(0.03)	$(0.13)

Weighted average number of common shares outstanding	11,642	11,642	11,642	11,642
Effect of dilutive securities:
Employee stock options	2	—	—	—

Denominator for diluted net income (loss) per share	11,644	11,642	11,642	11,642

Diluted net income (loss) per share	$0.10	$(0.06)	$(0.03)	$(0.13)

The Company has excluded options for the purchase of 108,000 shares of common stock from the calculation of diluted net loss per share in the three month period ended September 30, 2007 and the six-month periods ended September 30, 2008 and 2007, because all such securities are anti-dilutive for the respective periods.

3.	Taxes

The Company recorded no tax provision for the three and six-month periods ended September 30, 2008 and $1,000 for the three and six-month periods ended September 30, 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the utilization of net operating losses in profitable periods and the full valuation recorded against net operating loss deferred tax assets in loss periods because of the uncertainty of the Company maintaining profitability.

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

Total comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. During the three and six-month period ended September 30, 2008, the Company recorded an unrealized investment gain of $70,000 and a loss of approximately $(30,000), respectively, relating to its investments in auction rate securities. Total comprehensive income (loss) for the three and six-month periods ended September 30, 2008 and 2007 were $1,271,000 , $(671,000), $(425,000) and $(1,565,000), respectively.

5.	Cash equivalents and auction rate securities

The following is a summary as of September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$3,732	$—	$—	$3,732
Short-term ARS (1)	375	—	—	375
Auction Rate Securities	3,725	(280)	—	3,445

	$7,832	$(280)	$—	$7,552

Reported as:
Cash	$3,732	$—	$—	$3,732
Investments – Short term	375	—	—	375
Investments – Long term	3,725	(280)	—	3,445

	$7,832	$(280)	$—	$7,552

(1)	On October 6, 2008, the Company received a redemption of $375,000 from the issuer of an auction rate security.

The following is a summary as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$6,843	$—	$—	$6,843
Auction Rate Securities	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

Reported as:
Cash	$6,843	$—	$—	$6,843
Investments-Long term	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

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

The majority of the Company’s cash and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s money market funds. Such instruments are generally classified within Level I of the fair value hierarchy.

The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s auction rate securities, or ARS and are classified within Level III of the fair value hierarchy. The Company has approximately $4.1 million (at amortized cost) in auction rate securities as of September 30, 2008. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. Remaining contractual maturities of our securities ranged from 23 to 39 years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the first half of calendar 2008 certain auction rate securities failed auction due to sell orders exceeding buy orders as a result of credit crunch and other factors. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. In October 2008, the Company received a put option from one of the investment bankers that it had purchased auction rate securities from. The put option allows the following: (1) the Company can instruct its Financial Advisor when it wants to exercise its rights and sell its eligible ARS to the investment bank during the period January 2, 2009 through January 4, 2011, at par value, or (2) the acceptance of the put offer allows the investment bank to purchase the eligible ARS at par value, or to sell them on the Companies behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the put option offer through January 4, 2011. The Company signed the agreement to exercise the put option in November 2008. The acceptance of the offer will result in a third quarter fiscal 2009 credit to income for the difference between the value of the offer and the quoted price of the ARS held by that investment bank. As of September 30, 2008, that amount would be approximately $250,000. Simultaneously, the Company will elect a one-time transfer of these ARS from available-for-sale to trading and recognize an other-than-temporary charge to income for the difference between the quoted price and the par value of the ARS, which was approximately $250,000 as of September 30, 2008. We also expect to hold our other securities until they return to par value and therefore we have recorded temporary impairment within other comprehensive loss, instead of other income (loss) in the Statements of Operations related to these auction rate securities. As of September 30, 2008, the total amount of temporary impairment within accumulated comprehensive loss is approximately $280,000. Our valuation of these securities incorporated our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of September 30, 2008 (In thousands):

	September 30, 2008
	Level I	Level II	Level III	Total
Money market funds	$3,732			$3,732
Short-term auction rate securities	375			375
Long-term auction rate securities			3,445	3,445

Total available-for-sale investments	$4,107	$—	$3,445	$7,552

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ Equity. Unrealized losses associated with Level III financial instruments were approximately $280,000 as of September 30, 2008.

Note 6 — Subsequent Events

During the third quarter of fiscal 2009, the Company accepted an offer from its investment bank, UBS, which gives the Company a non-transferable right to require the bank to purchase, at par value, $2.1 million in ARS investments between January 2, 2009 and January 4, 2011. Refer to Note 5 – Cash equivalents and auction rate securities for further detail regarding the non-transferable right.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the six-months ended September 30, 2008 (In thousands):

	Six Months Ended September 30, 2008
	March 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net			September 30, 2008
				Gains (Losses)
				Realized	Unrealized*
Auction Rate Securities	$3,850	$—	$—	$	$(30)	$3,820

*	Recorded in other comprehensive loss under Stockholders’ Equity on the accompanying condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 3, 2006, the Company entered into a license agreement with NVIDIA (the “License Agreement”). Under the License Agreements the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There was no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectibility wa reasonably assured.

The License Agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, NVIDIA could elect to pay the Company a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and collection is deemed reasonably assured.

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

On October 17, 2007 the Company initiated arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement. The Company was seeking payment for the past due quarters that OPTi believes NVIDIA continued to use the Pre-Snoop technology. The Company received the arbitrator ruling on September 19, 2008. In the ruling the arbitrator found that NVIDIA had continued to use the pre-snoop technology for the five quarters beginning February 1, 2007 to April 30, 2008. The total award that the Company received from the arbitrator was $3,750,000 for quarterly royalties and $205,000 for interest on the award. The Company received the payment from NVIDIA in late October 2008.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3 – Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the three and six-month periods ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

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

We classify inputs to calculate fair value of auction rate securities as Level 3. The fair value for these instruments is calculated by our investment bankers using a model that incorporates their assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

In October 2008, the Company received a put option from one of the investment bankers that it had purchased auction rate securities from. The put option allows the following: (1) the Company can instruct its Financial Advisor when it wants to exercise its rights and sell its eligible ARS to the investment bank during the period January 2, 2009 through January 4, 2011, at par value, or (2) the acceptance of the put offer allows the investment bank to purchase the eligible ARS at par value, or to sell them on the Companies behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the put option offer through January 4, 2011.

The Company signed the agreement to exercise the put option in November 2008. The acceptance of the offer will result in a third quarter fiscal 2009 credit to income for the difference between the value of the offer and the quoted price of the ARS held by that investment bank. As of September 30, 2008, that amount would be approximately $250,000. Simultaneously, the Company will elect a one-time transfer of these ARS from available-for-sale to trading and recognize an other-than-temporary charge to income for the difference between the quoted price and the par value of the ARS, which was approximately $250,000 as of September 30, 2008.

For a further discussion regarding fair value measurements, see Note 5 to the Condensed Consolidated Financial Statements.

Fiscal 2009 Compared to 2008

Revenues

The Company had $3,750,000 in revenue for the three and six-month periods ended September 30, 2008 and no revenue for the three and six-month periods ended September 30, 2007. The increase in revenue for the three and six-month periods ended September 30, 2008 relates to the arbitration award of five quarters of royalty from NVIDIA. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the three-months ended September 30, 2008 were $2,798,000 as compared to $838,000 for the three-months ended June 30, 2007. The increase in general and administrative costs for the three-month period ended September 30, 2008 as compared to the comparable period ended September 30, 2007 was mainly attributable to increased litigation costs relating to the preparation for the AMD litigation and the NVIDIA arbitration. General and administrative expenses for the six-month period ended September 30, 2008 were $4,489,000 as compared to $1,912,000 for the six-month period ended September 30, 2007. The increase in general and administrative costs for the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007 was mainly attributable to increased legal fees and litigation costs relating to the AMD litigation and the NVIDIA arbitration.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2008 was $249,000 as compared to $168,000 for the three-months ended September 30, 2007. The increase in net interest and other income in the three-month period ended September 30, 2008 as compared to the comparable period in 2007 was due to interest awarded in the NVIDIA arbitration of approximately $205,000, offset, in part, by a decrease in interest income due to lower average cash balances and lower interest rates during the three-months ended September 30, 2008. Net interest and other income for the six-month period ending September 30, 2008 was $344,000 as compared to $348,000 for the six-months ended September 30, 2007. The decrease in net interest and other income in the six-month period ended September 30, 2008 as compared to the comparable period in 2007 was due to a decrease in interest income due to lower average cash balances and lower interest rates during the six-month period ended September 30, 2008, offset, in part, by interest awarded in the NVIDIA arbitration.

Income Taxes

The Company recorded no tax provision for the three and six-month periods ended September 30, 2008 and $1,000 for the three and six-month periods ended September 30, 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the utilization of net operating losses in profitable periods and the full valuation recorded against net operating loss deferred tax assets in loss periods because of the uncertainty of the Company maintaining profitability.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $3.7 million at September 30, 2008 from $6.8 million at March 31, 2008. The decrease in cash and cash equivalents of approximately $3.1 million from March 31, 2008 to September 30, 2008, primarily relates to an increase in accounts receivable of approximately $4.0 million, offset, in part, by an increase in accounts payable. Working capital as of September 30, 2008 and March 31, 2008 was $5.9 million. During the first six-months of fiscal 2009, operating activities used approximately $3.1 million of cash. Cash used in operating activities was due to the net loss during the six-month period of $0.4 million and increased accounts receivable of $4.0 million, offset in part, by an increase in accounts payable of $1.3 million. The Company had no investing activity in the six-month period ended September 30, 2008 and $2.0 million of investment activity for the six-month period ended September 30, 2007. This investing activity relates to the purchase of auction rate securities. The Company used approximately $5.8 million in financing activities during the six-month period ended September 30, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007.

As of September 30, 2008, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $3.7 million and working capital of approximately $5.9 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at September 30, 2008 is approximately $133,000.

Contractual Obligations

There was no material change as of September 30, 2008, of our contractual obligations as compared to those at March 31, 2008 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2008, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Auction Rate Securities

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2008, certain of our auction rate securities failed auction due to sell orders exceeding buy orders. In the first quarter of 2009, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary gain within other accumulated comprehensive loss of approximately $70,000 for the quarter ended September 30, 2008. As of September 30, 2008, the total accumulated comprehensive loss related to these auction rate securities that we have recorded is approximately $280,000. Our marketable securities portfolio as of September 30, 2008 was $4.1 million, at cost. The portfolio includes approximately $4.1 million (at cost)

invested in auction rate securities of which, all are currently associated with failed auctions as of September 30, 2008, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to September 30, 2008 as long-term assets in our condensed consolidated balance sheet.

In October 2008, the Company received a put option from one of the investment bankers that it had purchased auction rate securities from. The put option allows the following: (1) the Company can instruct its Financial Advisor when it wants to exercise its rights and sell its eligible ARS to the investment bank during the period January 2, 2009 through January 4, 2011, at par value, or (2) the acceptance of the put offer allows the investment bank to purchase the eligible ARS at par value, or to sell them on the Companies behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the put option offer through January 4, 2011.

Item 4.	Controls and Procedures

(a)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s fiscal quarter ended September 30, 2008. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There was no change in our internal control over financial reporting for the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company signed the agreement to exercise the put option in November 2008. The acceptance of the offer will result in a third quarter fiscal 2009 credit to income for the difference between the value of the offer and the quoted price of the ARS held by that investment bank. As of September 30, 2008, that amount would be approximately $250,000. Simultaneously, the Company will elect a one-time transfer of these ARS from available-for-sale to trading and recognize an other-than-temporary charge to income for the difference between the quoted price and the par value of the ARS, which was approximately $250,000 as of September 30, 2008.

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

Please see Item 2 for discussion regarding the arbitration against NVIDIA and the recent ruling.

Item 1A.	Risk Factors

The following risk factors are material changes to the risk factors set forth in our Form 10-K for the year ended March 31, 2008.

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

Outcome of Future Royalties from NVIDIA

The Company had an arbitration hearing the last week of June 2008 with NVIDIA, as the Company believes NVIDIA breached the terms of the License Agreement. The Company was seeking payment for the past due quarters that OPTi believes NVIDIA continued to use the Pre-Snoop technology. The Company received the arbitrator ruling on September 19, 2008. In the ruling the arbitrator found that NVIDIA had continued to use the pre-snoop technology for the five quarters beginning February 1, 2007 to April 30, 2008. The total award that the Company received from the arbitrator was $3,750,000 for quarterly royalties and $205,000 for interest on the award. The Company received the payment from NVIDIA in late October 2008.

The ruling of the arbitrator may not be indicative of the Company’s ability to collect future royalties from NVIDIA.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2008, we held $4.1 million of auction rate securities, classified as short-term and long-term investments, with an auction reset feature whose underlying assets were in student loans and other asset back securities and that had a AAA credit rating. In the fourth quarter of fiscal 2008, auctions began to fail for these securities and each auction since then has failed. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term does not exist.

In the first six-months of fiscal 2009, we recorded an unrealized gain of $70,000 related to these auction rate securities. If the issuers of the auction rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record an impairment charge on these investments and may liquidate these investments for less than their face value. Such impairment charge would have an adverse effect on our financial condition and operating results.

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

OPTi Inc.

Date: November 14, 2008	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as Chief Financial Officer