Form 10-Q
period 2008-12-31
OPTI INC
filed 2009-02-13
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands including share amounts)

	December 31, 2008	March 31, 2008*
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,384	$6,843
Short term investments	3,300	—
Accounts receivable	1,000	—
Prepaid expenses and other current assets	86	68

Total current assets	9,770	6,911
Property and equipment, at cost
Machinery and equipment	48	48
Furniture and fixtures	17	17

Total property and equipment at cost	65	65
Accumulated depreciation	(58)	(52)

Total property and equipment, net	7	13
Other assets	18	18
Investments – long term, net	—	3,850

Total assets	$9,795	$10,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$402
Accrued employee expenses	189	—
Accrued expenses	617	578

Total current liabilities	2,238	980
Stockholders’ equity:
Preferred stock, no par value Authorized shares – 5,000 No shares issued or outstanding	—	—
Common stock, no par value Authorized shares – 50,000 Issued and outstanding – 11,642 at December 31, and March 31, 2008	13,539	13,539
Accumulated deficit	(5,982)	(3,477)
Other comprehensive loss	—	(250)

Total stockholders’ equity	7,557	9,812

Total liabilities and stockholders’ equity	$9,795	$10,792

*	The balance sheet as of March 31, 2008 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
License and other revenue	$—	$—	$3,750	$—

Total revenue	—	—	3,750	—
Operating expenses:
General and administrative	3,159	942	7,648	2,854

Total operating expenses	3,159	942	7,648	2,854

Loss from operations	(3,159)	(942)	(3,898)	(2,854)
Interest income and other	1,049	162	1,393	510

Loss before provision for income taxes	(2,110)	(780)	(2,505)	(2,344)
Income tax provision	—	12	—	12

Net loss	$(2,110)	(792)	$(2,505)	$(2,356)

Net loss per share:
Basic	$(0.18)	$(0.07)	$(0.22)	$(0.20)

Diluted	(0.18)	$(0.07)	$(0.22)	$(0.20)

Weighted-average shares used in computing net loss per common share
Basic	11,642	11,642	11,642	11,642

Diluted	11,642	11,642	11,642	11,642

Cash dividend declared per common share	$—	$—	$—	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,505)	$(2,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Prepaid expenses and other assets	(18)	19
Accounts payable	1,030	(243)
Accrued expenses	228	64
Accrued employee compensation	—	(292)

Net cash used in operating activities	(2,259)	(2,802)

Cash flows from investing activities:
Purchase of equipment	—	(2)
Sale of auction rate securities	800	—
Purchase of auction rate securities	—	(2,050)

Net cash provided by (used) in investing activities	800	(2,052)

Cash flows from financing activities:
Cash dividend	—	(5,821)

Net cash used in financing activities	—	(5,821)

Net decrease in cash and cash equivalents	(1,459)	(10,675)
Cash and cash equivalents, beginning of period	6,843	18,173

Cash and cash equivalents, end of period	$5,384	$7,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

1.	Basis of Presentation

The information at December 31, 2008 and for the three and nine-month periods ended December 31, 2008 and 2007, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which OPTi, Inc.’s (the “Company”) management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FASB Staff Position clarifies the application of FASB Statement No. 157, “Fair Value Measurement,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. This had no impact on the Company’s financial statements.

2.	Net Loss Per Share

Basic net loss per share and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The Company has excluded options for the purchase of 8,000 shares of common stock from the calculation of diluted net loss per share in the three month period ended December 31, 2008 and 108,000 shares of common stock from the calculation of diluted net loss per share in the three month period ended December 31, 2007 and the nine-month periods ended December 31, 2008 and 2007, because all such securities are anti-dilutive for the respective periods.

3.	Taxes

The Company recorded no tax provision for the three and nine-month periods ended December 31, 2008 and $12,000 for the three and nine-month periods ended December 31, 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the utilization of net operating losses in profitable periods and the full valuation recorded against net operating loss deferred tax assets in loss periods because of the uncertainty of the Company maintaining profitability.

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

Total comprehensive loss includes net loss and other comprehensive income or loss. During the three and nine-month periods ended December 31, 2008, the Company recorded an unrealized investment gain of approximately $280,000 and $250,000, respectively, relating to its investments in auction rate securities. Total comprehensive loss for the three and nine-month periods ended December 31, 2008 and 2007 were $(1,830,000), $(792,000), $(2,255,000) and $(2,356,000), respectively.

5.	Cash Equivalents And Auction Rate Securities

The following is a summary as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$5,384	$—	$—	$5,384
Auction Rate Securities (1)	3,300	—	—	3,300

	$8,684	$—	$—	$8,684

Reported as:
Cash	$5,384	$—	$—	$5,384
Investments – Short term	3,300	—	—	3,300

	$8,684	$—	$—	$8,684

(1)	On January 2, 2009, the Company received a redemption of $1,200,000 from the investment bank of a portion of its auction rate securities, and on January 12, 2009 the Company received a redemption of $2,100,000 from the investment bank of its remaining auction rate securities.

The following is a summary as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash	$6,843	$—	$—	$6,843
Auction Rate Securities	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

Reported as:
Cash	$6,843	$—	$—	$6,843
Investments-Long term	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

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

The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs which are significant to the fair value measurement include the Company’s auction rate securities, or ARS, and are classified within Level III of the fair value hierarchy. The Company had approximately $3.3 million (at amortized cost) in auction rate securities as of December 31, 2008. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. Remaining contractual maturities of our securities ranged between 23 to 39 years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the first half of calendar 2008 certain auction rate securities failed auction due to sell orders exceeding buy orders as a result of credit crunch and other factors. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. In October 2008, the Company received a redemption offer from one of the investment banks from which it had purchased auction rate securities. The terms of the offer are as follows: (1) the Company has the right to instruct its financial advisor to exercise its rights and sell its eligible ARS to the investment bank at par value at any time during the period from January 2, 2009 through January 4, 2011, and (2) the acceptance of the offer enables the investment bank to purchase the eligible ARS or to sell them on the Company’s behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the offer through January 4, 2011. On January 2, 2009, the Company received a redemption of $1,200,000 from the investment bank of a portion of its auction rate securities, and on January 12, 2009 the Company received a redemption of $2,100,000 from the investment bank of its remaining auction rate securities. Based on this, the Company has determined the fair value of these securities was par at December 31, 2008; therefore the Company had no unrealized gain or loss within accumulated comprehensive loss at December 31, 2008.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of December 31, 2008 (in thousands):

	December 31, 2008
	Level I	Level II	Level III	Total
Money market funds	$5,384	$—	—	$5,384
Auction rate securities			3,300	3,300
Total available-for-sale investments	$5,384	$—	$3,300	$8,684

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the nine-months ended December 31, 2008 (In thousands):

	Nine Months Ended December 31, 2008
	March 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		December 31, 2008
				Realized	Unrealized*
Auction Rate Securities	$3,850	$(800)	$—	$	$250	$3,300

*	Recorded in other comprehensive loss under Stockholders’ Equity on the accompanying condensed consolidated balance sheet.

6.	Subsequent Events

In January 2009, the Company reached settlement with two additional parties relating to the Compact ISA litigation. The Company dismissed the litigation against Silicon Storage Technology, Inc. as the sales of the alleged infringing parts were insignificant. The Company also settled and entered into a dismissal agreement with Renesas Corporation (“Renesas”), pursuant to which Renesas agreed to pay $750,000 to the Company in consideration for the Company’s agreement to dismiss its lawsuit against Renesas. Pursuant to the terms of the dismissal agreement, Renesas has an option to acquire a license from the Company for a period of forty-five days after receiving notice from the Company of trial completion.

As noted in Note 5, on January 2, 2009, the Company received a redemption of $1,200,000 from the investment bank of a portion of its auction rate securities, and on January 12, 2009 the Company received a redemption of $2,100,000 from the investment bank of its remaining auction rate securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle the Company’s claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Factors Affecting Earnings and Stock Price”.

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

Prior to the sale of its product fabrication, distribution and sales operations, the Company developed and patented core logic technology which it licensed in a one-time licensing arrangement for $13,311,000. The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2004, the Company entered into a one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

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

The License Agreement also provides that the Company shall receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. Royalties will be recorded as revenue when earned, and collection of such royalties is deemed reasonably assured.

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

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Part II Item 1 – Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims, and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036, and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents (the “Compact ISA litigation”). The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation (“Broadcom”), Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has requested a jury trial in this matter.

In the quarter ended December 31, 2008, the Company reached settlements with two of the defendants in the Compact ISA litigation. The Company dismissed STMicroelectronics as the sale of the alleged infringing parts was insignificant. The Company settled and entered into a dismissal agreement with Broadcom, pursuant to which Broadcom agreed pay $1,000,000 to the Company in consideration for the Company’s agreement to dismiss its lawsuit against Broadcom. Pursuant to the terms of the dismissal agreement, Broadcom has an option to acquire a license from the Company for a period of forty-five days after receiving notice from the Company of trial completion.

In January 2009, the Company reached settlement with two additional parties relating to the Compact ISA litigation. The Company dismissed Silicon Storage Technology, Inc. as the sales of the alleged infringing parts was insignificant. The Company also settled and entered into a dismissal agreement with Renesas, pursuant to which Renesas agreed to pay $750,000 to the Company in consideration for the Company’s agreement to dismiss its lawsuit against Renesas. Pursuant to the terms of the dismissal agreement, Renesas has an option to acquire a license from the Company for a period of forty-five days after receiving notice from the Company of trial completion.

Critical Accounting Policies

General. Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the three and nine-month periods ended December 31, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.

Beginning April 1, 2008, assets and liabilities recorded at fair value in our condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

In October 2008, the Company received a redemption offer from one of the investment banks from which it had purchased auction rate securities. The terms of the offer are as follows: (1) the Company has the right to instruct its financial advisor to exercise its rights and sell its eligible ARS to the investment bank at par value at any time during the period from January 2, 2009 through January 4, 2011, and (2) the acceptance of the offer enables the investment bank to purchase the eligible ARS or to sell them on the Company’s behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the offer through January 4, 2011. On January 2, 2009, the Company received a redemption of $1,200,000 from the investment bank of a portion of its auction rate securities, and on January 12, 2009 the Company received a redemption of $2,100,000 from the investment bank of its remaining auction rate securities. Based on this, the Company has determined the fair value of these securities was par at December 31, 2008. Therefore, the Company has no unrealized gain or loss within accumulated comprehensive loss at December 31, 2008.

For a further discussion regarding fair value measurements, see Note 5 to the Condensed Consolidated Financial Statements.

Fiscal 2009 Compared to 2008

Revenues

The Company had no revenue in the three month period ended December 31, 2008, $3,750,000 in revenue for the nine-month period ended December 31, 2008, and no revenue for the three and nine-month periods ended December 31, 2007. The increase in revenue for the nine-month period ended December 31, 2008 relates to the arbitration award of five quarters of royalty from NVIDIA. The Company’s future revenues depend on the success of its strategy of pursuing license claims on its intellectual property position.

General and Administrative

General and administrative expenses for the three-months ended December 31, 2008 were $3,159,000 as compared to $942,000 for the three-months ended December 31, 2007. The increase in general and administrative costs for the three-month period ended December 31, 2008 as compared to the comparable period ended December 31, 2007 was mainly attributable to increased litigation costs relating to the preparation for the AMD and Apple litigations. General and administrative expenses for the nine-month period ended December 31, 2008 were $7,648,000 as compared to $2,854,000 for the nine-month period ended December 31, 2007. The increase in general and administrative costs for the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007 was mainly attributable to increased legal fees and litigation costs relating to the AMD and Apple litigations and the NVIDIA arbitration.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2008 was $1,049,000 as compared to $162,000 for the three-month period ended December 31, 2007. The increase in net interest and other income in the three-month period ended December 31, 2008 as compared to the comparable period in 2007 was due to other income of $1,000,000 related to a dismissal agreement that the Company signed with Broadcom in connection with the Compact ISA litigation from July 2007. This was partially offset, by a decrease in interest income due to lower average cash balances and lower interest rates during the three-months ended December 31, 2008. Net interest and other income for the nine-month period ending December 31, 2008 was $1,393,000 as compared to $510,000 for the nine-months ended December 31, 2007. The increase in net interest and other income in the nine-month period ended December 31, 2008 as compared to the comparable period in 2007 was due to the Broadcom dismissal agreement and interest awarded in the NVIDIA arbitration, offset by lower average cash balances and lower interest rates during the nine-month period ended December 31, 2008.

Income Taxes

The Company recorded no tax provision for the three and nine-month periods ended December 31, 2008 and $12,000 for the three and nine-month periods ended December 31, 2007. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the utilization of net operating losses in profitable periods and the full valuation recorded against net operating loss deferred tax assets in loss periods because of the uncertainty of the Company maintaining profitability.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.4 million at December 31, 2008 from $6.8 million at March 31, 2008. The decrease in cash and cash equivalents of approximately $1.4 million from March 31, 2008 to December 31, 2008, primarily relates to the net loss of $2.5 million for the nine-month period and an increase in accounts receivable of approximately $1.0 million, offset in part, by an increase in accounts payable and accrued expenses of $1.3 million and the sale of $0.8 million of its auction rate securities. Working capital as of December 31, 2008 was $7.5 million as compared to $5.9 million at March 31, 2008. During the first nine-months of fiscal 2009, operating activities used approximately $2.3 million of cash. Cash used in operating activities was due to the net loss during the nine-month period of $2.5 million and increased accounts receivable of $1.0 million, offset in part, by an increase in accounts payable and accrued expenses of $1.3 million. The Company sold $0.8 million of investments in the nine-month period ended December 31, 2008 and purchased $2.1 million of investment for the nine-month period ended December 31, 2007. This investing activity relates to the sale and purchases of auction rate securities. The Company used approximately $5.8 million in financing activities during the nine-month period ended December 31, 2007, relating to a $0.50 per share cash dividend paid on April 9, 2007.

As of December 31, 2008, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $5.4 million and working capital of approximately $7.5 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at December 31, 2008 is approximately $107,000.

Contractual Obligations

There was no material change as of December 31, 2008 of our contractual obligations as compared to those at March 31, 2008 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2008, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Auction Rate Securities

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2008, certain of our auction rate securities failed auction due to sell orders exceeding buy orders. In the first quarter of 2009, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary gain within other accumulated comprehensive gain of approximately $280,000 for the quarter ended December 31, 2008. Our marketable securities portfolio as of December 31, 2008 was $3.3 million, at cost.

In October 2008, the Company received a redemption offer from one of the investment banks that it had purchased auction rate securities from. The terms of the offer are as follows: (1) the Company has the right to instruct its financial advisor to exercise its rights and sell its eligible ARS to the investment bank at par value at any time during the period from January 2, 2009 through January 4, 2011, and (2) the acceptance of the offer enables the investment bank to purchase the eligible ARS or to sell them on the Company’s behalf at any time in its sole discretion and without prior notice to the Company, from the date of the acceptance of the offer through January 4, 2011. On January 2, 2009, the Company received a redemption of $1,200,000 from the investment bank of a portion of its auction rate securities, and on January 12, 2009 the Company received a redemption of $2,100,000 from the investment bank of its remaining auction rate securities. Based on this, the Company has determined the fair value of these securities was par at December 31, 2008. Therefore, the Company has no temporary gain or loss within accumulated comprehensive loss at December 31, 2008.

Item 4.	Controls and Procedures

(a)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s fiscal quarter ended December 31, 2008. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There was no change in our internal control over financial reporting for the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that AMD has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. On October 30, 2008, AMD amended its answer and counterclaims to include a defense that the Company’s patents are unenforceable due to inequitable conduct allegedly engaged by the Company while prosecuting the patents. On November 13, 2008, the Company filed its response denying the inequitable conduct allegations. In the event that the court determines that the Company engaged in inequitable conduct while prosecuting the patents and holds them to be unenforceable, the court may also determine whether the case is “exceptional.” If the court determines that the case is “exceptional,” it has the discretion to award AMD its attorneys’ fees. The Company has not yet been provided any information as to the amount of AMD’s attorneys’ fees. The Company has requested a jury trial in this matter and is seeking damages. The trial was scheduled for February 2009, but the Company requested and received a continuance on the trial in January 2009. The Company is working with AMD and the court in an effort to reschedule the trial for later this year.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter and is seeking damages. The trial is currently scheduled for April of this year.

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

In the quarter ended December 31, 2008, the Company reached settlements with two of the defendants in the Compact ISA litigation. The Company dismissed STMicroelectronics as the sale of the alleged infringing parts was insignificant. The Company settled and entered into a dismissal agreement with Broadcom, pursuant to which Broadcom agreed pay $1,000,000 to the Company in consideration for the Company’s agreement to dismiss its lawsuit against Broadcom. Pursuant to the terms of the dismissal agreement, Broadcom has an option to acquire a license from the Company for a period of forty-five days after receiving notice from the Company of trial completion.

In January 2009, the Company reached settlement with two additional parties relating to the Compact ISA litigation. The Company dismissed Silicon Storage Technology, Inc. as the sales of the alleged infringing parts was insignificant. The Company also settled and entered into a dismissal agreement with Renesas, pursuant to which Renesas agreed to pay $750,000 to the Company in consideration for the Company’s agreement to dismiss its lawsuit against Renesas. Pursuant to the terms of the dismissal agreement, Renesas has an option to acquire a license from the Company for a period of forty-five days after receiving notice from the Company of trial completion.

The AMD, Apple and the Compact ISA-Bus Interface cases are a continuing part of the Company’s strategy for pursuing its patent infringement claims and their outcomes will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

Please see Item 1A for discussion regarding the arbitration against NVIDIA and the recent ruling.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims and counterclaims with NVIDIA Corporation that included, among other things, a one-time cash payment to the Company. Under the terms of the settlement, the Company was to receive future payments from NVIDIA if they continued to use the patented technology. Consequently, the timing of settlements of these claims and the terms of such settlements will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of Future Royalties from NVIDIA

The Company had an arbitration hearing the last week of June 2008 with NVIDIA, as the Company believed NVIDIA breached the terms of the License Agreement. The Company was seeking payment for the past due quarters that OPTi believed NVIDIA continued to use the Pre-Snoop technology. The Company received the arbitrator ruling on September 19, 2008. In the ruling the arbitrator found that NVIDIA had continued to use the Pre-Snoop technology for the five quarters beginning February 1, 2007 to April 30, 2008, and that a change to the BIOS was a change to the infringing parts as per the License Agreement. The total award that the Company received from the arbitrator was $3,750,000 for quarterly royalties and $205,000 for interest on the award. The Company received the payment from NVIDIA in late October 2008.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable and has been omitted.

Item 3.	Defaults Upon Senior Securities

Not applicable and has been omitted.

Item 4.	Submission of Matters to a Vote of Shareholders

Not applicable and has been omitted.

Item 5.	Other Information

Not applicable and has been omitted.

Item 6.	Exhibits

10.1*	Dismissal and License Option Agreement by and between the Company and Broadcom Corporation dated December 23, 2008.

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer in accordance with Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2	Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions are indicated in this exhibit with [***].

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date:	February 13, 2009	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer