Form 10-K
period 2009-03-31
OPTI INC
filed 2009-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2008, as reported on the Over the Counter – Bulletin Board, was approximately $12,034,873. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2009 was 11,641,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2009

PART I

Item 1.	Business

Information set forth in this report constitutes and includes forward looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts and the uncertainty inherent in such litigation, the willingness of the parties the Company believes are infringing its patents to settle our claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to our intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors” found below.

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2006, the Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006. During the years ended March 31, 2009 and March 31, 2007, the Company recorded net revenue of approximately $3.8 million and $11 million relating to a license with NVIDIA Corporation (“NVIDIA”).

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

On October 19, 2004, the Company announced that it filed a complaint against NVIDIA, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology. See “Item 3—Legal Proceedings” below.

On April 24, 2006, the United States District Court for the Eastern District of Texas issued a ruling in the ongoing patent infringement action between OPTi and NVIDIA, which arose from a special proceeding required under U.S. patent law called a “Markman hearing,” where both sides present their arguments to the court as to how they believe certain claims at issue in the lawsuit should be interpreted.

In the ruling, the Court largely adopted OPTi’s proposed construction on 13 of the 15 claims at issue. The Company believed that the ruling represented a major step in OPTi’s efforts to enforce its patent portfolio and licensing efforts, and sought an award of damages based on the infringement of its technology and for reimbursement of its litigation expenses.

On August 3, 2006, the Company entered into a license and settlement agreement with NVIDIA (the “License Agreement”). Under the License Agreement the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees are fixed or determinable and collectibility was reasonably assured.

The agreement also provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. As an alternative to the quarterly payments, at any time prior to or on January 31, 2008, NVIDIA could have elected to pay OPTi a lump sum of $7,000,000 less any quarterly royalty payments already paid. Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA has discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the License Agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated arbitration against NVIDIA because the Company believes that NVIDIA has breached the terms of the license agreement between NVIDIA and OPTi, dated August 3, 2006. The Company sought payment for the past due quarters that OPTi believed NVIDIA had continued to use the Pre-Snoop technology. The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payments of $750,000 each for a total of $3,750,000. This amount was recognized as revenue in the fiscal year ended March 31, 2009.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3—Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy of pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi’s patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi’s patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009. Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues. These motions are currently being briefed.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. The Company has requested a jury trial in this matter for the remaining defendants.

Intellectual Property

The Company had sought to protect its proprietary technology by the filing of patents. The Company currently has thirty-five issued U.S. patents based on certain aspects of the Company’s designs.

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

Not applicable for Smaller Reporting Company.

Item 2.	Properties

The Company is headquartered in Palo Alto, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,800 square feet. The lease on this building expires in December 2009. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3.	Legal Proceedings

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patent relating to its “Predictive Snooping” technology. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of a U.S. patent. The patent at issue in the lawsuit was U.S. Patent No. 6,405,291; entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of wilfull infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi’s patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi’s patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009. Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues. These motions are currently being briefed.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. The Company has requested a jury trial in this matter for the remaining defendants.

The ultimate outcomes in the AMD, Apple and the Compact ISA-Bus legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

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

The Company’s common stock traded on the Nasdaq National Market until May 25, 2004. Its common stock is traded on the OTC Bulletin Board under the ticker symbol “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
Common stock price per share:
Fiscal 2009
High	$2.80	$2.80	$2.20	$2.30
Low	2.32	1.92	1.45	1.52

Fiscal 2008
High	$5.74	$5.17	$4.45	$3.85
Low	4.70	4.24	3.75	2.45

As of June 10, 2009, there were approximately 97 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2009 and does not currently intend to do so in the future.

Item 6.	Selected Financial Data

Not applicable for Smaller Reporting Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors”.

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

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement. The Company is seeking payment for the past due quarters that OPTi believes NVIDIA continued to use the Pre-Snoop technology. The arbitration hearing was scheduled for the last week of June 2008. The Company received a ruling in September 2008 awarded the Company $3,750,000 for five quarters of royalty. This amount was recognized as revenue in the fiscal year ended March 31, 2009.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Item 3—Legal Proceedings” above. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of a U.S. patent. The patent at issue in the lawsuit was U.S. Patent No. 6,405,291, which is all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi’s patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi’s patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009. Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues. These motions are currently being briefed.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2009, the Company recognized approximately $1.8 million of other income related to these settlements. The Company has requested a jury trial in this matter for the remaining defendants.

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

Results of Operation

2009 Compared to 2008—The Company recorded $3,750,000 of net sales (which is license fees and related revenues) during the fiscal year ended March 31, 2009 (“2009”) as compared to no sales during the fiscal year ended March 31, 2008 (“2008”). This increase in net sales was attributable to the license and settlement agreement that the Company entered into with NVIDIA in August 2006. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for 2009 was 100%. This gross margin is attributable to the Company’s revenue in 2009 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for 2009 were $10.1 million as compared to $4.1 million for 2008. This represented an approximate 246% increase in SG&A expenses year over year. This increase was primarily related to increased costs associated with the litigations and arbitration case against AMD, Apple, Compact ISA defendants and NVIDIA.

Net interest and other income for 2009 was $2.2 million as compared to $0.6 million in 2008. The increase in net interest and other income in 2009 as compared to 2008 was primarily due to standstill agreements reached with Broadcom Corporation and Renesas during fiscal year 2009, offset in part, by a decrease in interest income due to lower average cash balance and lower interest rates through out the fiscal year 2009 as compared to fiscal year 2008.

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

The Company recorded a tax provision of approximately $2,000 and $12,000 in the fiscal year ended March 31, 2009 and 2008, respectively. The tax provisions relate to federal and state alternative minimum corporate taxes.

Liquidity and Capital Resources—In 2009, the Company used approximately $3.9 million in operating activities primarily related to the operating loss of the Company, offset in part, by an increase in accrued expenses. In 2008, the Company used approximately $3.4 million in operating activities primarily due to the operating loss of the Company and decrease in accrued employee expenses, offset in part, by an increase in accrued expenses.

Investment activities in 2009 provided approximately $4.1 million as the Company liquidated its position in auction rate securities. The Company used approximately $2.1 million in investing activities during fiscal year 2008 as it purchased auction rate securities as an investment.

The Company had no financing activity during fiscal year 2009 and used approximately $5.8 million in financing activities in fiscal year 2008. The cash used in financing activities during 2008 related to the cash dividend that the Company paid in April 2007 of $0.50 per share.

As of March 31, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $7.0 million and working capital of approximately $5.9 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable for Smaller Reporting Company.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2009. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

Bernie Marren	Mike Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 12, 2009 were as follows:

Name	Age	Position with the Company
Bernard T. Marren	73	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	46	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	53	Director
Kapil K. Nanda (1)(3)(4)	63	Director
William H. Welling (1)(2)(3)(4)	75	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director.

All board members serve until the next annual meeting of shareholders when they are either re-elected or their successors are elected.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is also a director at Microtune, Inc., and several privately held companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act of 1934

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

Shareholder Return Bonus.    Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of all monies returned to the shareholders of the Company or if the Company determines not to distribute any third party payments from its intellectual property strategy within six months of receiving that payment. The compensation ranges from 1% to 5% of the amount received from third party payments from the intellectual property strategy. During fiscal 2008, the Company awarded Mr. Marren and Mr. Mazzoni $155,419 and $103,581 respectively under the Shareholder Return Bonus plan, equal to 3% and 2% of the amounts received from third party payments which were not distributed to shareholders.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal year 2009. Collectively, these are the “Named Executive Officers”.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Comp.(3)	Change in Pension Value and NQ Deferred Comp.	All Other Compen- sation		Total
Bernard T. Marren, Chief Executive Officer (CEO)	2009	$157,000	28,000	—	—	$142,500	—	$10,250	(4)	$338,750
Michael F. Mazzoni, Chief Financial Officer (CFO)	2009	$110,000	20,000	—	—	$95,000	—	$6,694	(4)	$231,694

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to each of the named executives, in 2009 as well as prior fiscal years, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “Shareholder Return Bonus

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2009. Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan. The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2009 during which they earned payments under the plan which are reflected in the Summary Compensation Table above. However, no new awards were granted under the plan during fiscal 2009.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards with our Named Executive Officers as of March 31, 2009.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2009.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2009.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2009.

Potential Payments Upon Termination or Change In Control

Severance and change-in-control arrangements for Mr. Marren and Mr. Mazzoni are included in the employment agreements approved by the shareholders at the November 27, 2007 annual meeting.

Director Compensation

The following table summarizes director compensation during fiscal year 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond	$22,000	—	—	—	—	—	$22,000
Kapil Nanda	$20,000	—	—	—	—	—	$20,000
William Welling	$22,000	—	—	—	—	—	$22,000

(1)	Mr. Marren is not included in this table as he is an employee of the Company and receive no extra compensation for his services as a Director. The compensation received by Mr. Marren as an employee of the Company is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)	In fiscal 2009 each non-employee director receive a $10,000 yearly retainer and a fee of $1,000 per board or committee meeting attended.

(3)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FAS 123R. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions

(4)	As of March 31, 2009, Mr. Nanda held options to purchase 8,000 shares of our common stock. Stephen Diamond and William Welling had no options outstanding. There were no options granted during fiscal year 2009.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Diamond and Welling, each of whom is an independent director, and neither of whom is a current or former employee of the Company. During 2009, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2009 (or earlier date for information based on filings with the Securities and Exchange Commission) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers) and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,641,903 shares of our common stock were issued and outstanding as of June 1, 2009.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Owned(2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days(3)	Total Number of Shares of Common Stock Beneficially Owned(4)	Percent Ownership
MG Capital Management LLC 1725 Kearny Street, No 1 San Francisco, CA 94133(5)	1,551,570	—	1,551,570	13.3%

Whitaker Group 23 Beachwood Irvine, CA 92604(7)	1,004,750	—	1,004,750	8.6%

S. Muoio & Co. LLC 509 Madison Avenue, Ste 406 New York, NY 10022(6)	1,582,220	—	1,582,220	13.6%

Raffles Associates, L.P. 450 Seventh Avenue, Ste 509 New York, NY 10123(8)	796,515	—	796,515	6.8%

Dimension Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401(9)	581,210	—	581,210	5.0%

Bernard T. Marren	10,000	—	10,000	*

Michael F. Mazzoni	—	—	—	*

Stephen Diamond	—	—	—	*

Kapil Nanda	4,000	8,000	12,000	*

William Welling	21,333	—	21,333	*

All executive officers and directors as a group (5 persons)	35,333	8,000	43,333	1.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2008.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc 3430 W. Bayshore Road, Ste 103 Palo Alto, CA 94303

(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2009.

(3)	Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)	Information on holdings of MG Capital Management is taken from a Schedule 13G/A filed on February 17, 2009. Of the shares listed, 1,515,500 are owned by MGCM Partners, L.P., of which MG Capital Management LLC is the general partner and investment advisor. Marco L. Petroni is the controlling person of MG Capital. MG Capital and Mr. Petroni disclaim beneficial ownership of these shares. Mr. Petroni owns the remaining 36,070 shares.

(6)	Information on holdings of S. Muoio & Co LLC is taken from a Form SC 13G/A filed on February 17, 2009. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(7)	Information on holdings of Whitaker group is taken from a Schedule 13D filed on August 11, 2003. Of the shares listed, 842,750 are held by Don C. Whitaker, 87,000 are held by Don C. Whitaker, Jr., and 75,000 are held by Don C. Whitaker, Inc.

(8)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on February 14, 2008. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(9)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 9, 2009. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of March 31, 2009, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,000	$2.01	—
Equity compensation plans not approved by security holders	—	—	—

Total	8,000	$2.01	—

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Armanino McKenna LLP and Ernst & Young LLP for fiscal year 2009 and Ernst & Young LLP for fiscal year 2008.

	2009	2008
Audit Fees (1)	$50,000	$173,000
Tax Fees (2)	11,000	20,000
All Other Fees	—	—

Total	$61,000	$193,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2009 and 2008, all services provided by Armanino McKenna LLP and Ernst & Young LLP were pre-approved by the Audit Committee.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
None

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws. (1)

10.1	1993 Stock Option Plan, as amended. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Form of Indemnification Agreement between Registrant and its officers and directors. (1)

10.4	1996 Employee Stock Purchase Plan. (2)

10.5	1995 Employee Stock Option Plan, as amended. (3)

10.6	Patent license agreement between Intel Corporation and OPTi Inc. (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002. (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Registrant

Exhibit Number	Description

23.1	Consent of Armanino McKenna LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 22, signature page).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.

(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 26, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 26, 2009

/s/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2009

/s/ STEPHEN DIAMOND Stephen Diamond	Director	June 26, 2009

/s/ KAPIL K. NANDA Kapil K. Nanda	Director	June 26, 2009

/s/ WILLIAM WELLING William Welling	Director	June 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OPTi, Inc.

Palo Alto, CA

We have audited the accompanying consolidated balance sheet of OPTi, Inc. (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPTi, Inc. as of March 31, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ARMANINO MCKENNA, LLP

San Ramon, California

June 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

OPTi Inc.

We have audited the accompanying consolidated balance sheets of OPTi Inc. as of March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPTi Inc., at March 31, 2008, and the consolidated results of its operations and cash flows for the year ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 27, 2008

OPTi Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,032	$6,843
Accounts receivable	750	—
Prepaid expenses and other current assets	46	68

Total current assets	7,828	6,911
Equipment and furniture
Office equipment	48	48
Furniture and fixtures	17	17

	65	65
Accumulated depreciation	(60)	(52)

	5	13
Other assets	—	18
Investments—long term, net	—	3,850

Total assets	$7,833	$10,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$402
Accrued expenses	569	578
Accrued employee compensation	238	—

Total current liabilities	1,914	980

Shareholders’ equity
Preferred stock, no par value:
Authorized shares—5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—11,641,903 at March 31, 2009 and 2008	13,539	13,539
Accumulated deficit	(7,620)	(3,477)
Accumulated other comprehensive loss	—	(250)

Total shareholders’ equity	5,919	9,812

Total liabilities and shareholders’ equity	$7,833	$10,792

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2009	Year Ended March 31, 2008
Sales
License sales	$3,750	$—

Net sales	3,750	—
Costs and expenses
General and administrative	10,054	4,095

Total costs and expenses	10,054	4,095
Operating loss	(6,304)	(4,095)
Interest income and other	2,163	630

Loss before provision for income taxes	(4,141)	(3,465)
Income tax provision	2	12

Net loss	$(4,143)	$(3,477)

Basic net loss per share	$(0.36)	$(0.30)

Shares used in computing basic per share amounts	11,642	11,641

Diluted net loss per share	$(0.36)	$(0.30)

Shares used in computing diluted per share amounts	11,642	11,641

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2007	11,641,903	$13,539	—	—	$13,539
Other comprehensive loss	—	—	(250)		(250)
Net loss	—	—		(3,477)	(3,477)

Total comprehensive loss			—		(3,727)

Balance at March 31, 2008	11,641,903	13,539	(250)	(3,477)	9,812
Other comprehensive income	—	—	250		250
Net loss	—	—	—	(4,143)	(4,143)

Total comprehensive loss			—		(3,893)

Balance at March 31, 2009	11,641,903	$13,539	$—	$(7,620)	$5,919

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2009	Year Ended March 31, 2008
Operating activities
Net loss	$(4,143)	$(3,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	40	44
Accounts receivable	(750)	—
Accounts payable	705	(67)
Accrued expenses	(9)	377
Accrued employee compensation	238	(292)

Net cash used in operating activities	(3,911)	(3,407)

Investing activities
Purchases of property and equipment	—	(2)
Proceeds from sale of auction rate securities	4,100	—
Purchase of auction rate securities	—	(2,100)

Net cash provided by (used in) investing activities	4,100	(2,102)

Financing activities
Cash dividend	—	(5,821)

Net cash used in financing activities	—	(5,821)

Net increase (decrease) in cash and cash equivalents	189	(11,330)
Cash and cash equivalents at beginning of year	6,843	18,173

Cash and cash equivalents at end of year	$7,032	$6,843

Supplemental cash flow information
Cash paid for income taxes	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company    OPTi Inc., a California corporation, is engaged in licensing its intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.

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

Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2009 and 2008 substantially all cash and cash equivalents consisted of money market accounts.

Marketable Securities    The Company historically invested portions of its excess cash in high quality, auction rate preferred securities with reset dates every twenty-eight days. Interest on the investments is included in interest income. The Federal Deposit Insurance Corporation insures balances up to $250,000 per financial institution. Management monitors the soundness of its financial institutions and feels the Company’s risk is not significant. The Company realized a temporary investment loss of $250,000 on the Company’s investments in auction rate securities during the fiscal year ended March 31, 2008.

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

Net Loss Per Share    Basic net loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information used to measure fair value, and the effect of fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except those that are recognized or disclosed at fair value on at least an annual basis. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on April 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. See Note 5 for information about fair value measurements. The adoption of applying the deferred portions of SFAS 157 will not have a material impact.

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

Stock Option Plans

No options were granted to employees during fiscal years 2009 and 2008.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding
	Shares	Weighted Ave Exercise Price
Outstanding at March 31, 2007 and 2008	100,000	$4.63
Canceled in 2009	(100,000)	$4.63

Outstanding at March 31, 2009	—	$—

There were no options grants, exercises or cancellations in fiscal 2008.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price
Outstanding at March 31, 2007	16,000	$3.66
Canceled	(8,000)	$5.31

Outstanding at March 31, 2008	8,000	$2.01

Outstanding at March 31, 2009	8,000	$2.01

There were no option grants or exercises in fiscal 2008.

Options to purchase approximately 8,000 shares were outstanding and exercisable as of March 31, 2009 and 2008. The weighted average exercise price for the exercisable shares as of March 31, 2009 and 2008 was $2.01.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2009:

Range of Per share Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$1.27	4,000	3.76	$1.27	4,000	$1.27
$2.74	4,000	2.76	$2.74	4,000	$2.74

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2008	108,000	$4.44
Options canceled	(100,000)	$4.63

Outstanding at March 31, 2009	8,000	$2.01	3.26	$2

Exercisable at March 31, 2009	8,000	$2.01	3.26	$2

There were no options granted during the fiscal years ended March 31, 2009 and 2008.

Common Stock Reserved

At March 31, 2009, the Company has reserved shares of common stock for future issuance as follows:

1993 Director Stock Option Plan	8,000

Totals	8,000

As of March 31, 2009, the Company has no options available for future issuance.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method.

The Company has excluded options for the purchase of 8,000 and 108,000 shares of common stock from the calculation of diluted net income per share in 2009 and 2008, because all such securities are anti-dilutive for the respective periods.

Note 4—Cash equivalents and auction rate securities

The following is a summary as of March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$7,032	$—	$—	$7,032

	$7,032	$—	$—	$7,032

Reported as:
Cash and cash equivalents	$7,032	$—	$—	$7,032

	$7,032	$—	$—	$7,032

The following is a summary as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and cash equivalents	$6,843	$—	$—	$6,843
Auction Rate Securities	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

Reported as:
Cash and cash equivalents	$6,843	$—	$—	$6,843
Investments-long term	4,100	(250)	—	3,850

	$10,943	$(250)	$—	$10,693

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Company’s cash and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include the Company’s money market funds. Such instruments are generally classified within Level I of the fair value hierarchy.

The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs which are significant to the fair value measurement include the Company’s auction rate securities, or ARS, and were classified within Level III of the fair value hierarchy. The Company had approximately $4.1 million in auction rate securities as of March 31, 2008 excluding $250,000 of unrealized losses. During 2009 the Company sold all of the auction rate securities at par.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the fiscal year ended March 31, 2009 (In thousands):

	Fiscal Year Ended December 31, 2009
	March 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		March 31, 2009

				Realized	Unrealized*
Auction Rate Securities	$3,850	$(4,100)	$—	$250	$—	$—

*	Recorded in other comprehensive loss under Shareholders’ Equity on the accompanying consolidated balance sheet.

Note 5—Commitments

The Company leases its facility under a noncancelable operating lease that expires in fiscal 2010.

Rental expense for operating leases amounted to $102,000 for the years ended March 31, 2009 and 2008.

Future minimum lease commitments for all facility leases are as follows:

March 31, 2010	$80,319

Total lease commitment	$80,319

Note 6—Concentrations

Major Customer

The Company received all of its revenue in fiscal year 2009 from a settlement of an intellectual property dispute with NVIDIA. The Company had no revenue during the fiscal year ended March 31, 2008.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

The provision for income taxes consists of the following (in thousands):

	2009	2008
Federal:
Current	$—	$8
Deferred	—	—

	—	8
State:
Current	2	4
Deferred	—	—

	2	4

Total	$2	$12

Reconciliations of the provisions for income taxes at the statutory rate to the Company’s provision for income tax are as follows (in thousands):

	2009	2008
Expected benefit at federal statutory rates	$(1,408)	$(1,182)
State income tax benefit, net of federal effect	(240)	(203)
Valuation allowance	1,035	683
Expired credits	611	660
Other	4	54

	$2	$12

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$8,711	$7,067
Tax credit carryforwards	3,190	3,801
Depreciation and amortization	35	224
Reserves and accruals	21	1

Total deferred tax assets	11,957	11,093
Valuation Allowance	(11,957)	(11,093)

	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $1.6 million and increased by $683,000 in the years ended March 31, 2009 and 2008, respectively.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2009, the Company has U.S. federal and state net operating losses of approximately $21.4 million and $24.7 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2029 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2013 through 2019.

As of March 31, 2009, the Company has U.S. federal and state R&D tax credit carryforwards of approximately $1.0 million and $2.1 million, respectively. The federal credit will expire at various dates beginning in 2010 through 2012, if not utilized. California state research and development credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under SFAS 109 and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax provision (benefit) is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on April 1, 2007, the Company recognized $1.4 million of unrecognized tax benefits and no adjustment to the opening balance in accumulated deficit.

As of March 31, 2009, the Company did not provide any liability for federal and state income tax matters, and therefore, no amount would impact the Company’s effective tax rate.

As of March 31, 2009 the Company did not accrue any interest related to uncertain tax positions. If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes. The Company also expects a decrease in its unrecognized tax benefits over the next twelve months of approximately $46,000.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the years ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Balance at April 1	$1,228	$1,448
Reductions for tax positions of prior years	(203)	(220)

Balance at March 31	$1,025	$1,228

There were no additions to the unrecognized income tax benefits related to positions in the prior year or current year and no settlements in the years ended March 31, 2009 and 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal, and California state and local income tax examinations by tax authorities for years 2005 - 2009.

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

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Employee Benefit Plan

Savings Plan    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2009 and 2008, the amount of the Company contribution to the 401K plan was approximately $17,000 for both years. Administrative costs of the plan are immaterial.

Note 9—Contingencies

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patents relating to its “Predictive Snooping” technology. The patent at issue in the lawsuit is U.S. Patent No. 6,405,291; entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that AMD has infringed the patent by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. The Company has requested a jury trial in this matter.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple. for infringement of a U.S. patents. The patent at issue in the lawsuit is U.S. Patent No. 6,405,291; entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleged that Apple had infringed the patent by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology. On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi’s patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi’s patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2009, the Company recognized approximately $1.8 million of other income related to these settlements. The Company has requested a jury trial in this matter for the remaining defendants.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2009

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$3,750	$—	$—
Gross profit	$—	$3,750	$—	$—
Operating profit (loss)	$(1,691)	$952	$(3,159)	$(2,406)
Net income (loss)	$(1,596)	$1,201	$(2,110)	$(1,638)
Basic and diluted net income (loss) per share	$(0.14)	$0.10	$(0.18)	$(0.14)

Year Ended March 31, 2008

	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating loss	$(1,074)	$(838)	$(942)	$(1,241)
Net loss	$(894)	$(670)	$(791)	$(1,122)
Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.07)	$(0.10)