Form 10-Q
period 2009-06-30
OPTI INC
filed 2009-08-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number 0-21422

OPTi Inc.

(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0220697
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road, Suite 103 Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	March 31, 2009*
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,431	$7,032
Accounts receivable	750	750
Prepaid expenses and other current assets	79	46

Total current assets	6,260	7,828
Property and equipment, at cost
Machinery and equipment	49	48
Furniture and fixtures	17	17

	66	65
Accumulated depreciation	(61)	(60)

	5	5

Total assets	$6,265	$7,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,972	$1,107
Accrued expenses	460	569
Accrued employee compensation	56	238

Total current liabilities	2,488	1,914
Stockholders’ equity:
Preferred stock, no par value Authorized shares – 5,000 No shares issued or outstanding	—	—
Common stock Authorized shares – 50,000 Issued and outstanding – 11,642 at June 30, and March 31, 2009	13,539	13,539
Accumulated deficit	(9,762)	(7,620)

Total stockholders’ equity	3,777	5,919

Total liabilities and stockholders’ equity	$6,265	$7,833

*	The balance sheet as of March 31, 2009 has been derived from the audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
License revenues	$—	$—
Expenses
General and administrative	2,275	1,691

Total expenses	2,275	1,691
Operating loss	(2,275)	(1,691)
Interest income and other	133	96

Loss before provision for income taxes	(2,142)	(1,595)
Income tax provision (benefit)	—	—

Net loss	$(2,142)	$(1,595)

Basic and diluted net loss per share	$(0.18)	$(0.14)

Shares used in computing basic and diluted per share amounts	11,642	11,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,142)	$(1,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(35)	(68)
Accounts payable	865	571
Accrued expenses	(109)	(46)
Accrued employee compensation	(181)	—

Net cash used in operating activities	(1,600)	(1,136)

Cash flows from investing activities:
Purchase of equipment	(1)	—

Net decrease in cash and cash equivalents	(1,601)	(1,136)
Cash and cash equivalents, beginning of period	7,032	6,843

Cash and cash equivalents, end of period	$5,431	$5,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	Basis of Presentation

The information at June 30, 2009 and for the three-month periods ended June 30, 2009 and 2008, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except those that are recognized or disclosed at fair value on at least an annual basis. The Company fully adopted SFAS 157 on April 1, 2009. The adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements.

2.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The Company has excluded options for the purchase of 8,000 and 108,000 shares of common stock from the calculation of diluted net loss per share in the three months ended June 30, 2009 and 2008, because all such securities are anti-dilutive for the respective periods.

3.	Taxes

The Company recorded no tax provision for the three months ended June 30, 2009 and 2008. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

Total comprehensive loss includes net loss and other comprehensive income or loss. During the quarter ended June 30, 2008, the Company recorded a temporary investment loss of $100,000 relating to its investments in auction rate securities. The total comprehensive loss for the first three-months ended June 30, 2009 and 2008 was $2.1 million and $1.7 million, respectively.

5.	Cash and Cash equivalents

The following is a summary as of June 30 and March 31, 2009 (in thousands):

	June 30, 2009	March 31, 2009
Cash	$100	$100
Money markets funds	5,331	6,932

	$5,431	$7,032

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

As of June 30, 2009 and March 31, 2009, the Company has cash and investments in money market funds of $5.4 million and $7.0 million, respectively, in cash equivalents classified as Level I of the fair value hierarchy and no Level II or Level III investments.

6.	Subsequent Events

On July 24, 2009 the Company entered into a Dismissal and License Option Agreement with Standard Microsystems Corporation (“SMSC”). The agreement suspends the lawsuit that the Company filed against SMSC in the Eastern District of Texas.

On July 2, 2007, the Company announced that it filed a complaint against SMSC in the United States District Court for the Eastern District of Texas, for infringement of two U.S. patents. The patents at issue in the lawsuit are U.S. patent No. 5,944,807 and U.S. patent No. 6,098,141, both entitled “Compact ISA-Bus Interface.” The complaint alleged that SMSC infringes the patents by making, selling, and offering for sale products based on and incorporating the Low Pin Count Interface Specification and inducing and contributing to the infringement of the patents by others.

In exchange for the Company agreeing to dismiss its lawsuit against SMSC without prejudice and to refrain from re-filing the lawsuit for a specified period of time, SMSC has agreed to make a payment of $1,900,000 to OPTi. The Company has also granted SMSC an option to purchase a license from OPTi for an additional license fee of $100,000.

The Company will record $1,900,000 as other income in the quarter ending September 30, 2009, pursuant to our policy on revenue recognition.

The Company has evaluated all events as of August 14, 2009, which is the issued date of these financial statements.

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company employed as many as 235 employees over the years. However, over time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. In February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers until September 2002. The Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006. During the years ended March 31, 2009 and March 31, 2007, the Company recorded net revenue of approximately $3.8 million and $11 million relating to a license with NVIDIA Corporation (“NVIDIA”).

In September 2002, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party, and the Company ceased manufacturing, marketing and sales operations. However, the Company believes that certain of its patented technology is in widespread unlicensed use and the Company has been engaged in perfecting its intellectual property rights, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users.

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

On October 19, 2004, the Company announced that it filed a complaint against NVIDIA, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology. See “Part II, Item 1 – Legal Proceedings” below.

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

The License Agreement also provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA had discontinued the use of the Predictive Snooping technology that it had licensed from the Company pursuant to the terms of the License Agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believes that NVIDIA has breached the terms of the License Agreement. The Company sought payment for the past due quarters that OPTi believed NVIDIA had continued to use the Pre-Snoop technology. The arbitrator in September 2008 ruled in OPTi’s favor and awarded the company a total of five quarterly royalty payment of $750,000 each for a total of $3,750,000. This amount was recognized as revenue in the fiscal year ended March 31, 2009.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Part II, Item 1 – Legal Proceedings” below. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first four months of fiscal year 2010 the Company has settled with Atmel Corporation and SMSC. The settlement with Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The Company has requested a jury trial in this matter for the remaining defendants, AMD and VIA Technologies, Inc.

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

Fiscal 2009 Compared to 2008

Revenues

The Company had no revenue for the three-month periods ended June 30, 2009 and 2008. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2009 were $2,275,000 as compared to $1,691,000 for the quarter ended June 30, 2008. The increase in general and administrative costs for the three-month period ended June 30, 2009 as compared to the comparable period ended June 30, 2008 was mainly attributable to increased litigation costs relating to the preparation of the Apple trial in April 2009.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2009 was $133,000 as compared to $96,000 for the three-months ended June 30, 2008. The increase in net interest and other income in the three-month period ended June 30, 2009 as compared to the comparable period in 2008 was due to the standstill agreement with Atmel Corporation signed during the quarter, offset in part, by a decrease in interest income due to lower average cash balances and lower interest rates during the quarter ended June 30, 2009.

Income Taxes

The Company recorded no tax provision for the three months ended June 30, 2009 and 2008. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.4 million at June 30, 2009 from $7.0 million at March 31, 2009. The decrease in cash and cash equivalents of approximately $1.6 million from March 31, 2009 to June 30, 2009, primarily relates to the net loss for the period, offset, in part, by an increase in accounts payable. Working capital as of June 30, 2009 decreased to $3.8 million from $5.9 million at March 31, 2009. During the first three-months of fiscal 2009, operating activities used approximately $1.6 million of cash. Cash used in operating activities was primarily due to the net loss during the three-month period of $2.1 million, offset in part, by an increase in accounts payable. The Company had insignificant investing activity in the quarter ended June 30, 2009 and no investment activity for the three-month period ended March 31, 2009. The Company had no financing activity during the quarters ended June 30, 2009 and March 31, 2009.

As of June 30, 2009, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $5.4 million and working capital of approximately $3.8 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at June 30, 2009 is approximately $54,000.

Contractual Obligations

There was no material change as of June 30, 2009, of our contractual obligations as compared to those at March 31, 2009 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of June 30, 2009, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s year ended March 31, 2009. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no material changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

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

On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first four months of fiscal year 2010 the Company has settled with Atmel Corporation and SMSC. The Company has requested a jury trial in this matter for the remaining defendants, AMD and VIA Technologies, Inc.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods. For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims and counterclaims with NVIDIA that included, among other things, a one-time cash payment to the Company. Under the terms of the settlement, the Company was to receive future payments from NVIDIA if they continued to use the patented technology. Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of AMD, Apple and Compact ISA-Bus Legal Actions

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patents relating to its “Predictive Snooping” technology. See “Part II, Item 1 – Legal Proceedings” above. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.

On January 16, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

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

On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company has settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first four months of fiscal year 2010 the Company has settled with Atmel Corporation and SMSC. The Company has requested a jury trial in this matter for the remaining defendants, AMD and VIA Technologies, Inc.

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

10.1 Standstill and Option Agreement between OPTi Inc and Renesas Technology America, Inc., dated as of January 23, 2009.

10.2 Dismissal and License Option Agreement between OPTi Inc. and Atmel Corporation dated as of May 26, 2009.

31.1 and 31.2 Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Certification of Chief Executive Officer and Chief Financial Officer in accordance with rule 15d-14, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: August 14, 2009	By:	/s/ Michael Mazzoni
Michael Mazzoni Signed on behalf of the Registrant and as Chief Financial Officer