Form 10-Q
period 2009-09-30
OPTI INC
filed 2009-11-16
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2009 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPTi Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2009	March 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$5,674	$7,032
Accounts receivable	—	750
Prepaid expenses and other current assets	55	46

Total current assets	5,729	7,828

Property and equipment, at cost
Machinery and equipment	57	48
Furniture and fixtures	17	17

	74	65
Accumulated depreciation	(63)	(60)

	11	5

Total assets	$5,740	$7,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247	$1,107
Accrued expenses	839	569
Accrued employee compensation	139	238

Total current liabilities	1,225	1,914
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,642 at September 30, and March 31, 2009	13,539	13,539
Accumulated deficit	(9,024)	(7,620)

Total stockholders’ equity	4,515	5,919

Total liabilities and stockholders’ equity	$5,740	$7,833

*	The balance sheet as of March 31, 2009 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Sales
License and royalties	$—	$3,750	$—	$3,750

Net sales	—	3,750	—	3,750

Costs and expenses
Selling, general and administrative	1,164	2,798	3,439	4,489

Total costs and expenses	1,164	2,798	3,439	4,489

Operating income (loss)	(1,164)	952	(3,439)	(739)
Interest income and other income, net	1,902	249	2,034	344

Income (loss) before provision for income taxes	738	1,201	(1,405)	(395)
Income tax provision	—	—	—	—

Net income (loss)	$738	$1,201	$(1,405)	$(395)

Basic and diluted net income (loss) per share	$0.06	$0.10	$(0.12)	$(0.03)

Shares used in computing basic per share amounts	11,642	11,642	11,642	11,642

Shares used in computing diluted per share amounts	11,646	11,644	11,642	11,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,405)	$(395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9)	(24)
Accounts receivable	750	(3,955)
Accounts payable	(860)	1,284
Accrued expenses	270	(25)
Accrued employee compensation	(98)	—

Net cash used in operating activities	(1,349)	(3,111)

Cash flows from investing activities:

Purchase of equipment	(9)	—

Net cash used in investing activities	(9)	—

Cash flows from financing activities:
Net decrease in cash and cash equivalents	(1,358)	(3,111)
Cash and cash equivalents, beginning of period	7,032	6,843

Cash and cash equivalents, end of period	$5,674	$3,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1. Basis of Presentation

The information at September 30, 2009 and for the three and six-month periods ended September 30, 2009 and 2008, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$738	$1,201	$(1,405)	$(395)

Weighted average number of common shares outstanding	11,642	11,642	11,642	11,642

Basic net income (loss) per share	$0.06	$0.10	$(0.12)	$(0.03)

Weighted average number of common shares outstanding	11,642	11,642	11,642	11,642
Effect of dilutive securities:
Employee stock options	4	2	—	—

Denominator for diluted net income (loss) per share	11,646	11,644	11,642	11,642

Diluted net income (loss) per share	$0.06	$0.10	$(0.12)	$(0.03)

The Company has excluded options for the purchase of 8,000 and 108,000 shares of common stock from the calculation of diluted net loss per share in the six-month periods ended September 30, 2009 and 2008, because all such securities are anti-dilutive for the respective periods.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

3. Taxes

The Company recorded no tax provision for the three and six-months ended September 30, 2009 and 2008. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

4. Comprehensive income (loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. During the three and six-month period ended September 30, 2008, the Company recorded a temporary investment gain of $70,000 and a loss of approximately ($30,000) relating to its investments in auction rate securities. The total comprehensive income (loss) for the three and six-month periods ended September 30, 2009 were $0.7 million and $1.2 million, respectively, and the total comprehensive income (loss) for the three and six-month periods ended September 30, 2008 were $(1.4) million and $(0.4) million, respectively.

5. Cash and Cash Equivalents

The following is a summary as of September 30 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009
Cash	$100	$100
Money markets funds	5,574	6,932

	$5,674	$7,032

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

As of September 30, 2009 and March 31, 2009, the Company has cash and investments in money market funds of $5.7 million and $7.0 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

OPTi Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

6. Subsequent Events

On October 1, 2009 the Company entered into a Settlement and License Agreement with VIA Technologies, Inc (“VIA”). The agreement suspends the lawsuit that the Company filed against VIA in the Eastern District of Texas.

In exchange for the Company agreeing to dismiss its lawsuit against VIA without prejudice and to refrain from re-filing the lawsuit for a specified period of time, VIA has agreed to make payments in the aggregate amount of $650,000 to OPTi. The Company will record $650,000 as revenue in the quarter ended December 31, 2009, pursuant to its policy on revenue recognition.

The Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date we issued these financial statements.

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company has employed as many as 235 employees over the years. However, over time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. In February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers until September 2002. The Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006. During the years ended March 31, 2009 and March 31, 2007, the Company recorded net revenue of approximately $3.8 million and $11 million relating to a license with NVIDIA Corporation (“NVIDIA”).

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

On August 3, 2006, the Company entered into a license and settlement agreement with NVIDIA (the “License Agreement”). Under the License Agreement the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery of payment had occurred and there were no future performance obligations.

The License Agreement also requires that NVIDIA make quarterly royalty payments to the Company of $750,000, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. Royalties will be recorded as revenue when earned and received, when fees are fixed or determinable, or when collectibility is reasonably assured.

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

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement. The Company sought payment for the past due quarters that OPTi believed NVIDIA had continued to use the Pre-Snoop technology. The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payment of $750,000 each for an aggregate amount of $3,750,000. This amount was recognized as revenue in the fiscal year ended March 31, 2009.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology. See “Part II, Item 1 – Legal Proceedings” below. The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts. Jury selection for this trial will begin the first week of February 2010, and the trial will begin later that month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., Standard Microsystems Corporation (“SMSC”), STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The Company has requested a jury trial in this matter for the remaining defendant, AMD. The case against AMD relating to the Compact ISA-Bus Interface technology is currently scheduled for August 2010.

Critical Accounting Policies

The Company has had no changes in critical accounting policies as described in our Form 10-K filed on June 29, 2009.

Results of Operations for the Three and Six Months Ended September 30, 2009 Compared to the Three and Six Months Ended September 30, 2008.

Revenues

The Company had no revenue for the three and six-month periods ended September 30, 2009 and $3.8 million for the three and six-month periods ended September 30, 2008. The revenue in the three and six-month periods ended in September 2008 relate to an arbitration award from NVIDIA. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2009 were $1.2 million as compared to $2.8 million for the quarter ended September 30, 2008. The decrease in general and administrative costs for the three-month period ended September 30, 2009 as compared to the comparable period ended September 30, 2008 was mainly attributable to decreased litigation costs relating to the preparation of the AMD and Apple trials and the NVIDIA arbitration. General and administrative expenses for the six-month period ended September 30, 2009 were $3.4 million as compared to $4.5 million for the six-month period ended September 30, 2008. The decrease in general and administrative costs related to lower legal related costs in preparation for the AMD trial and NVIDIA arbitration, offset, in part, by higher costs related to the Apple trial in April 2009.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September, 30, 2009 was $1.9 million as compared to $0.2 million for the three-months ended September 30, 2008. The increase in net interest and other income in the three-month period ended September 30, 2009 as compared to the comparable period in 2008 was due to the standstill agreement with SMSC signed during the quarter, offset in part, by a decrease in interest income due to lower average cash balances and lower interest rates during the quarter ended September 30, 2009. Net interest and other income for the six-month period ending September, 30, 2009 was $2.0 million as compared to $0.3 million for the six-months ended September 30, 2008. The increase in net interest and other income in the six-month period ended September 30, 2009 as compared to the comparable period in 2008 was due to the standstill agreements with SMSC and Atmel Corporation signed during the six-month period, offset in part, by a decrease in interest income due to lower average cash balances and lower interest rates during the six months ended September 30, 2009.

Income Taxes

The Company recorded no tax provision for the three and six-month periods ended September 30, 2009 and 2008. The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.7 million at September 30, 2009 from $7.0 million at March 31, 2009. Working capital as of September 30, 2009 decreased to $4.5 million from $5.9 million at March 31, 2009. During the six-month period ended September 30, 2009, operating activities used approximately $1.4 million of cash due primarily to the net loss during the period. The Company had insignificant investing activity in the six-month periods ended September 30, 2009 and 2008, and no financing activity for the six-month periods ended September 30, 2009 and 2008.

As of September 30, 2009, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $5.7 million and working capital of approximately $4.5 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2009. The total remaining commitment under the lease at September 30, 2009 is approximately $27,000.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2009, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended September 30, 2009. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	There have been no material changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology. The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts. Jury selection for this trial will begin the first week of February 2010, and the trial will begin later that month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

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

On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA. The Company has requested a jury trial in this matter for the remaining defendant, AMD.

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

Outcome of AMD, Apple and Compact ISA-Bus Legal Actions

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patents relating to its “Predictive Snooping” technology. See “Part II, Item 1 – Legal Proceedings” above. The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts. . Jury selection for this trial will begin the first week of February 2010, and the trial will begin later than month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

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

On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”. The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed those patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA. The Company has requested a jury trial in this matter for the remaining defendant, AMD.

The outcomes in the AMD, Apple and the Compact ISA-Bus legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sell existing products, inventory adjustments, changes in the availability of foundry capacity, changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

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

Item 6.	Exhibits

10.1 Settlement and License Agreement between OPTi Inc and VIA Technologies, Inc., dated as of October 1, 2009.

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

OPTi Inc.

Date: November 16, 2009	By:	/s/ MICHAEL MAZZONI
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer