Form 10-Q
period 2009-12-31
OPTI INC
filed 2010-02-16
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________  to ___________

________________________

Commission File Number 0-21422
OPTi Inc.
(Exact name of registrant as specified in its charter)

________________________

CALIFORNIA	77-0220697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3430 W. Bayshore Road, Suite 103 Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (650) 213-8550

________________________

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
Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes  ☐No ☒

The number of shares outstanding of the registrant's common stock as of January 31, 2010 was 11,641,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,314	$7,032
Accounts receivable	—	750
Prepaid expenses and other current assets	26	46
Total current assets	5,340	7,828

Property and equipment, at cost
Machinery and equipment	57	48
Furniture and fixtures	17	17
	74	65
Accumulated depreciation	(65)	(60)
	9	5

Long term accounts receivable	450	—
Other assets	18	—

Total assets	$5,817	$7.833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734	$1,107
Accrued expenses	944	569
Accrued employee compensation	144	238
Total current liabilities	1,822	1,914
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000,000
Issued and outstanding – 11,641,903 at December 31, and March 31, 2009	13,539	13,539
Accumulated deficit	(9,544)	(7,620)
Total stockholders’ equity	3,995	5,919
Total liabilities and stockholders’ equity	$5,817	$7,833

*The balance sheet as of March 31, 2009 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales
License and royalties	$650	$—	$650	$3,750
Net sales	650	—	650	3,750
Costs and expenses
Selling, general and administrative	1,452	3,159	4,891	7,648
Total costs and expenses	1,452	3,159	4,891	7,648

Operating loss	(802)	(3,159)	(4,241)	(3,898)
Interest income and other income, net	283	1,049	2,317	1,393

Loss before provision for income taxes	(519)	(2,110)	(1,924)	(2,505)
Income tax provision	—	—	—	—

Net loss	$(519)	$(2,110)	$(1,924)	$(2,505)

Basic and diluted net loss per share	$(0.04)	$(0.18)	$(0.17)	$(0.22)

Shares used in computing basic and
diluted net loss per share amounts	11,642	11,642	11,642	11,642

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,924)	$(2,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6

Changes in operating assets and liabilities:
Accounts receivable	300	(1,000)
Prepaid expenses and other assets	2	(18)
Accounts payable	(374)	1,030
Accrued expenses	375	228
Accrued employee compensation	(94)	—
Net cash used in operating activities	(1,709)	(2,259)

Cash flows from investing activities:

Purchase of equipment	(9)	—
Sale of auction rate securities	—	800
Net cash used in investing activities	(9)	800

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(1,718)	(1,459)
Cash and cash equivalents, beginning of period	7,032	6,843
Cash and cash equivalents, end of period	$5,314	$5,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)

1.	Basis of Presentation

The information at December 31, 2009 and for the three and nine-month periods ended December 31, 2009 and 2008, is unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

The Company has excluded options for the purchase of 8,000 and 108,000 shares of common stock from the calculation of diluted net loss per share in the three and nine-month periods ended December 31, 2009 and 2008, because all such securities are anti-dilutive for the respective periods.

3.       Taxes

The Company recorded no tax provision for the three and nine-months ended December 31, 2009 and 2008.  The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

Due to uncertainty associated with the Company’s prospective ability to realize the benefits of its tax assets, the Company has fully reserved the value of its deferred tax assets.  In addition, utilization of the net operating loss and credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.  The annual limitations may result in the expiration of net operating loss carry forwards before utilization.

4.     Comprehensive loss

Total comprehensive loss includes net loss and other comprehensive income or loss.  During the three and nine-month periods ended December 31, 2008, the Company recorded a temporary investment gain of $280,000 and $250,000 relating to its investments in auction rate securities.  Total comprehensive loss for the three and nine-month periods ended December 31, 2008 were $(1.8) million and $(0.8) million, respectively.  There was no difference between net loss and comprehensive loss for the three and nine-month periods ended December 31, 2009.

5.     Cash and Cash Equivalents

The following is a summary as of December 31 and March 31, 2009 (in thousands):

	December 31,	March 31,
	2009	2009
Cash	$100	$100
Money market funds	5,214	6,932
	$5,314	$7,032

The accounting standard for fair value establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and lowest priority to unobservable inputs (Level III measurements).  The three levels of the fair value hierarchy are described below:

Level I -	observable inputs such as quoted prices in active markets;

Level II -	inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

Level III -
unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

As of December 31, 2009 and March 31, 2009, the Company had cash and investments in money market funds of $5.3 million and $7.0 million, respectively, in cash equivalents classified as Level I in the fair value hierarchy and no Level II or Level III investments.

6.     Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2009 through February 12, 2011, the date we issued these financial statements.  During this period, the company did not have any material recognizable or unrecognizable subsequent events.

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop personal computers and the Company has employed as many as 235 employees over the years.  However, over time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources.  In February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers until September 2002.  The Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006.  During the years ended March 31, 2009 and March 31, 2007, the Company recorded net revenue of approximately $3.8 million and $11 million relating to a license granted to NVIDIA Corporation (“NVIDIA”).

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

The License Agreement also requires that NVIDIA make quarterly royalty payments to the Company of $750,000, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents.  Royalties will be recorded as revenue when earned and received, when fees are fixed or determinable, or when collectability is reasonably assured.

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

    On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the License Agreement.  The Company sought payment for the past due quarters that OPTi believed NVIDIA had continued to use the Pre-Snoop technology.  The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payment of $750,000 each for an aggregate amount of $3,750,000.  This amount was recognized as revenue in the fiscal year ended March 31, 2009.  On October 10, 2009, the Company initiated another arbitration against NVIDIA because the Company believes that NVIDIA continues to use the pre-snoop technology, but has not made any of the required quarterly payments since the last arbitration ruling.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology.  See “Part II, Item 1 – Legal Proceedings” below.  The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.  Jury selection for this trial will begin the first week of February 2010, and the trial will begin later in the month.

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

On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple.  The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages.  The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million.  The court also found that there was no willful infringement in the case and denies any request for reimbursement of attorney fees.

   Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

    On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”.  The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., Standard Microsystems Corporation (“SMSC”), STMicroelectronics and VIA Technologies, Inc. have infringed the patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009.  During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA.  The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009.  The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009.  The Company has requested a jury trial in this matter for the remaining defendant, AMD.  The case against AMD relating to the Compact ISA-Bus Interface technology is currently scheduled for August 2010.

Critical Accounting Policies

The Company has had no changes in critical accounting policies as described in our Form 10-K filed on June 29, 2009.

Results of Operations for the Three and Nine Months Ended December 31, 2009 Compared to the Three and Nine Months Ended December 31, 2008.

Revenues

The Company had $650,000 in revenue for the three and nine-month periods ended December 31, 2009 and no revenue and $3.8 million for the three and nine-month periods ended December 31, 2008, respectively.  The revenue in the three and nine-month periods ended December 31, 2009 relates to a license agreement that the Company signed with VIA on October 1, 2009.  The revenue in the nine-month period ended in December 2008 relate to an arbitration award from NVIDIA.  The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended December 31, 2009 were $1.5 million as compared to $3.1 million for the quarter ended December 31, 2008.   The decrease in general and administrative costs for the three-month period ended December 31, 2009 as compared to the comparable period ended December 31, 2008 was mainly attributable to decreased litigation costs relating to the preparation of the AMD and Apple trials and the NVIDIA arbitration.  General and administrative expenses for the nine-month period ended December 31, 2009 were $4.9 million as compared to $7.6 million for the nine-month period ended December 31, 2008.  The decrease in general and administrative costs related to lower legal related costs in preparation for the AMD trial and NVIDIA arbitration, offset, in part, by higher costs related to the Apple trial in April 2009.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2009 was $0.3 million as compared to $1.0 million for the three-months ended December 31, 2008.  The decrease in net interest and other income in the three-month period ended December 31, 2009 as compared to the comparable period in 2008 was due to the standstill agreement with Broadcom signed during the quarter ended December 31, 2008, offset in part, by a sale of a patent for $0.3 million in the quarter ended December 31, 2009.  Net interest and other income for the nine-month period ending December 31, 2009 was $2.3 million as compared to $1.4 million for the nine-months ended December 31, 2008.  The increase in net interest and other income in the nine-month period ended December 31, 2009 as compared to the comparable period in 2008 was due to the standstill agreements with SMSC and Atmel Corporation signed during the nine-month period, offset in part by the standstill agreement with Broadcom and by a decrease in interest income due to lower average cash balances and lower interest rates during the nine- months ended December 31, 2009.

Income Taxes

The Company recorded no tax provision for the three and nine-month periods ended December 31, 2009 and 2008.  The Company’s effective tax rate differed from the federal and state statutory rates during all periods presented due to the uncertainty of the Company returning to profitability.

Due to uncertainty associated with the Company’s prospective ability to realize the benefits of its tax assets, the Company has fully reserved the value of its deferred tax assets.  In addition, utilization of the net operating loss and credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitations may result in the expiration of net operating loss carry forwards before utilization.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.3 million at December 31, 2009 from $7.0 million at March 31, 2009.  Working capital as of December 31, 2009 decreased to $3.5 million from $5.9 million at March 31, 2009.  During the nine-month period ended December 31, 2009, operating activities used approximately $1.7 million of cash due primarily to the net loss during the period.  The Company had insignificant investing activity in the nine-month periods ended December 31, 2009 and a gain of $0.8 million, relating to the sale of auction rate securities in the nine-months ended December 31, 2008.  The Company had no financing activity for the nine-month periods ended December 31, 2009 and 2008.

As of December 31, 2009, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $5.3 million and working capital of approximately $3.5 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company amended its current building lease agreement during the quarter and it is currently scheduled to end on December 31, 2011.  The total remaining commitment under the amended lease agreement at December 31, 2009 is approximately $231,000.

Off Balance Sheet Arrangements

None

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of December 31, 2009, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk

Item 4T.                      Controls and Procedures

(a)
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended December 31, 2009.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

OPTi Inc.

Part II.                      Other Information

Item 1.                      Legal Proceedings

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of three U.S. patents relating to its “Predictive Snooping” technology.  The AMD case is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.  Jury selection for this trial will begin the first week of February 2010, and the trial will begin later in the month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi’s patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that OPTi’s patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

    The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009.  Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

   On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple.  The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages.  The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million.  The court also found that there was no willful infringement in the case and denies any request for reimbursement of attorney fees.

   Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

   OPTi entered into a license agreement with NVIDIA dated August 3, 2006.  The license agreement provided that OPTi was to receive quarterly royalty payments of $750,000 commencing in February 2007 and continuing as long as NVIDIA continued to use OPTi’s Predictive Snooping technology, up to a maximum of 12 such payments.  On February 5, 2007, the Company announced that it received a letter from NVIDIA stating that NVIDIA had discontinued the use of the Company’s Predictive Snooping technology and that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.  OPTi filed an arbitration against NVIDIA on October 17, 2007 because it believed that NVIDIA breached the terms of the license agreement, and the Company was awarded five quarterly payments, totaling $3,750,000, for the period of February 1, 2007 to April 30, 2008.  OPTi believes that NVIDIA continues to use the Predictive Snooping technology, but has not made any of the required quarterly payments since the last arbitration ruling.  On October 10, 2009, OPTi initiated another arbitration against NVIDIA for quarterly royalty payments owed to it since the last arbitration ruling.

On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”.  The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009.  During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA.  The Company has requested a jury trial in this matter for the remaining defendant, AMD.  The case against AMD relating to the Compact ISA-Bus Interface technology is currently scheduled for trial in August 2010.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods.  For example, in the fiscal quarter ended September 30, 2006, the Company reached a settlement of certain claims and counter claims with NVIDIA that included, among other things, a one-time cash payment to the Company.  Under the terms of the settlement, the Company was to receive future payments from NVIDIA if they continued to use the patented technology.  Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of AMD, Apple and Compact ISA-Bus Legal Actions

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patent relating to its “Predictive Snooping” technology.  See “Part II, Item 1 – Legal Proceedings” above.  The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.  Jury selection for this trial was the first week of February 2010, and the trial will begin later in the month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi's patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009.  Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

    On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple.  The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages.  The court also awarded an additional $2.7 million in pre-judgement interest for a total reward of $21.7 million.  The court also found that there was no willful infringement in the case and denies any request for reimbursement of attorney fees.

   Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

    On July 3, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141, both entitled “Compact ISA-Bus Interface”.  The Company alleges that AMD, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed those patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009.  During the first seven months of fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA.  The Company has requested a jury trial in this matter for the remaining defendant, AMD.  The case against AMD relating to the Compact ISA-Bus Interface technology is currently scheduled for trial in August 2010.

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

Item 6.                      Exhibits

10.1 Amendment No.1 to lease agreement between OPTi Inc and John Arillaga Survivor’s Trust, dated as of December 16, 2009.

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

OPTi Inc.

Date: February 12, 2010	By: /s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer