Form 10-Q/A
period 2009-12-31
OPTI INC
filed 2010-02-17
CIK 899297

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

________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes      No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  o   No  o

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

OPTi Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$5,314	$7,032
Accounts receivable	—	750
Prepaid expenses and other current assets	26	46
Total current assets	5,340	7,828

Property and equipment, at cost
Machinery and equipment	57	48
Furniture and fixtures	17	17
	74	65
Accumulated depreciation	(65)	(60)
	9	5

Long term accounts receivable	450	—
Other assets	18	—

Total assets	$5,817	$7,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734	$1,107
Accrued expenses	944	569
Accrued employee compensation	144	238
Total current liabilities	1,822	1,914
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000,000
Issued and outstanding – 11,641,903 at December 31, and March 31, 2009	13,539	13,539
Accumulated deficit	(9,544)	(7,620)
Total stockholders’ equity	3,995	5,919
Total liabilities and stockholders’ equity	$5,817	$7,833

*The balance sheet as of March 31, 2009 has been derived from the audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Sales
License and royalties	$650	$—	$650	$3,750
Net sales	650	—	650	3,750
Costs and expenses
Selling, general and administrative	1,452	3,159	4,891	7,648
Total costs and expenses	1,452	3,159	4,891	7,648

Operating loss	(802)	(3,159)	(4,241)	(3,898)
Interest income and other income, net	283	1,049	2,317	1,393

Loss before provision for income taxes	(519)	(2,110)	(1,924)	(2,505)
Income tax provision	—	—	—	—

Net loss	$(519)	$(2,110)	$(1,924)	$(2,505)

Basic and diluted net loss per share	$(0.04)	$(0.18)	$(0.17)	$(0.22)

Shares used in computing basic and diluted net loss per share amounts	11,642	11,642	11,642	11,642

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

   On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple.  The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages.  The court also awarded an additional $2.7 million in pre-judgement interest for a total award of $21.7 million.  The court also found that there was no willful infringement in the case and denies any request for reimbursement of attorney fees.

   Both parties in the case have filed for appeal and we are awaiting a date for the appellate court cas
    OPTi entered into a license agreement with NVIDIA dated August 3, 2006.  The license agreement provided that OPTi was to receive quarterly royalty payments of $750,000 commencing in February 2007 and continuing as long as NVIDIA continued to use OPTi’s Predictive Snooping technology, up to a maximum of 12 such payments.  On February 5, 2007, the Company announced that it received a letter from NVIDIA stating that NVIDIA had discontinued the use of the Company’s Predictive Snooping technology and that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.  OPTi filed an arbitration against NVIDIA on October 17, 2007 because it believed that NVIDIA breached the terms of the license agreement, and the Company was awarded five quarterly payments, totaling $3,750,000, for the period of February 1, 2007 to April 30, 2008.  OPTi believes that NVIDIA continues to use the Predictive Snooping technology, but has not made any of the required quarterly payments since the last arbitration ruling.  On October 10, 2009, OPTi initiated another arbitration against NVIDIA for quarterly royalty payments owed to it since the last arbitration ruling.

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

Outcome of AMD, Apple and Compact ISA-Bus Legal Actions

On November 15, 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of  U.S. patents relating to its “Predictive Snooping” technology.  See “Part II, Item 1 – Legal Proceedings” above.  The AMD case itself is a continuing part of the Company’s strategy for pursuing its patent infringement claims and its outcome will have a significant effect on the Company’s ability to realize ongoing licensing revenue through its intellectual property licensing efforts.  Jury selection for this trial was the first week of February 2010, and the trial will begin later in the month.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patent;

•	In the matter of Apple’s defense that OPTi’s patent was invalid due to obviousness, the jury ruled that OPTi's patent was valid;

•	In the matter of Apple’s defense that the patent was invalid due to anticipation, the jury ruled that the OPTi's patent was valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patent.

The court had ruled previously that Apple had infringed the OPTi patent at issue on April 3, 2009.  Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

    On December 3, 2009, the court issued the final judgment in the patent infringement action beween OPTi and Apple.  The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages.  The court also awarded an additional $2.7 million in pre-judgment interest for a total reward of $21.7 million.  The court also found that there was no willful infringement in the case and denies any request for reimbursement of attorney fees.

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