Form 10-K
period 2010-03-31
OPTI INC
filed 2010-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-21422

OPTi Inc.

(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road, Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2009, as reported on the Over the Counter–Bulletin Board, was approximately $26,438,473. Shares of Common Stock held by each executive officer, director, and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2010 was 11,641,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2010

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

From inception through 1995, OPTi’s principal business was its core logic products for desktop PCs and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002. From 1995 through 2006, the Company’s annual net sales declined from $163.7 million in 1995 to no revenue in fiscal year 2006. During the fiscal year 2010, the Company recorded net revenue of $650,000 relating to a license with VIA Technologies (“VIA”). During the fiscal years 2009 and 2007, the Company recorded net revenue of approximately $3.8 million and $11 million, respectively, relating to a license with NVIDIA Corporation (“NVIDIA”).

In September 2002, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party, and the Company ceased manufacturing, marketing and sales operations. However, the Company believes that certain of its patented technology is in unlicensed use and the Company has been engaged in perfecting its intellectual property position, investigating unlicensed use of its technology and developing and validating a strategy to pursue product licenses from unlicensed users.

OPTi holds a majority of its liquid assets in cash and cash equivalents for the purpose of financing its efforts to pursue licenses and claims relating to its intellectual property.

Industry Background

During the last decade, the PC industry has grown rapidly as increased functionality combined with lower pricing has made PC’s valuable and affordable tools for business and personal use.

The trend to higher performance, lower cost personal computers has been accompanied by a variety of changes in the market for PC’s and the technologies used to address these emerging market requirements. The consumer and home office sectors have become the fastest growing sectors of the PC market, driven, in part, by the emergence of low-cost multimedia computers and peripherals.

Growth has continued in the PC market as computer and consumer electronics industries have converged, combining increased multimedia and communications capabilities. Today’s systems increasingly offer more powerful microprocessors, highly integrated chipsets, integrated video, stereo sound, high-speed fax and modem communications and DVD.

OPTi believes that the existing technology used in current generations of core logic chipsets may be infringing some of the patented technology that the Company had developed.

Strategy

Pursue Infringement Claims for Proprietary Chipset Technologies

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area. During the first quarter of fiscal year 2000, the Company entered into a one-time licensing arrangement for $13,311,000 on the core logic technology that the Company developed during its existence. During the first quarter of fiscal year 2004, the Company entered into another one-time license arrangement for $425,000 on its patented technology. The Company believes that there may be additional companies that may be infringing its patents. The Company is actively working to explore all possible arrangements to settle such infringements.

On October 19, 2004, the Company announced that it filed a complaint against NVIDIA, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology.

On August 3, 2006, the Company entered into a license and settlement agreement with NVIDIA. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

The license agreement also provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA discontinued the use of the Predictive Snooping technology that it licensed from the Company pursuant to the terms of the license agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the license agreement. The Company sought payment for the past due quarters that OPTi believed NVIDIA continued to use the Pre-Snoop technology. The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payments of $750,000 each for a total of $3,750,000. This amount was recognized as revenue in the fiscal year 2009 in accordance with the Company’s revenue recognition policy.

On December 10, 2009, the Company initiated another arbitration against NVIDIA because the Company believes that NVIDIA continues to use the Pre-Snoop technology in breach of the terms of the license agreement. The Company is seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology.

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD will make five quarterly non-refundable, non-creditable fully earned payments totaling $32 million to the Company after which there is no future performance obligation. In accordance with the Company’s revenue recognition policy $32 million will be recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple Inc. (“Apple”) for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleged that Apple infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi and Apple Inc. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patents;

•	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness, the jury ruled that OPTi’s patents were valid;

•	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that the OPTi’s patents were valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

The court had ruled previously that Apple had infringed the OPTi patents at issue on April 3, 2009.

Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple. The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages. The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million. The court also found that there was no willful infringement in the case and denied any request for reimbursement of attorney fees.

Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit were U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”. The Company alleged that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During fiscal year 2010, the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.

On April 30, 2010, the Company entered into a settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD has made a non-refundable, non-creditable fully earned payment totaling $3 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy, $3 million will be recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

Intellectual Property

The Company had sought to protect its proprietary technology by the filing of patents. The Company currently has thirty four issued U.S. patents based on certain aspects of the Company’s designs.

The Company entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will be asserted in the future. If any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and adversely affect the Company’s pursuit of its own patent infringement claims. In addition, should the Company decide to litigate the claims, such litigation could be extremely expensive, time consuming and could materially and adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation.

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

Outcome of Apple and NVIDIA Legal Actions

On January 16, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of three U.S. patents. The three patents at issue in the lawsuit are U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleged that Apple infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patents;

•	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness, the jury ruled that OPTi’s patent was patents were valid;

•	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that OPTi’s Patents were valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

The court had ruled previously that Apple had infringed the OPTi patents at issue on April 3, 2009.

Apple filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple. The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages. The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million. The court also found that there was no willful infringement in the case and denied any request for reimbursement of attorney fees.

Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

On December 10, 2009, the Company initiated an arbitration against NVIDIA because the Company believes that NVIDIA continues to use the Pre-Snoop technology in breach of the terms of the license agreement entered into between NVIDIA and the Company dated August 3, 2006. The Company is seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

The outcome in the Apple and NVIDIA legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Third Party Intellectual Property Infringement Claims

The PC industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which may result in significant protracted expensive litigation. There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will be asserted in the future. If any other claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and adversely affect the Company’s pursuit of its own patent infringement claims. In addition, should the Company decide to litigate the claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation.

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including increased competition, price competition, changes in customer demand, ability to continue to sell existing products, inventory adjustments, changes in the availability of foundry capacity, and changes in the mix of products sold and litigation expenses. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

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

The Company is headquartered in Palo Alto, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,800 square feet. The lease on this building expires in December 2011. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3.	Legal Proceedings

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patent relating to its “Predictive Snooping” technology.

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD will make five non-refundable, non-creditable fully earned payments totaling $32 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy, $32 million will be recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

On October 19, 2004, the Company announced that it filed a complaint against NVIDIA, in the Eastern District of Texas, for infringement of five U.S. patents relating to its “Predictive Snooping” chipset technology.

On August 3, 2006, the Company entered into a license and settlement agreement with NVIDIA pursuant to which the Company agreed to dismiss its patent infringement lawsuit against NVIDIA and licensed certain patents to NVIDIA. NVIDIA made a non-refundable, non-creditable fully earned payment of $11 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $11 million was recorded as revenue during the quarter ended September 30, 2006 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

The license agreement also provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents. Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA discontinued the use of the Predictive Snooping technology that it licensed from the Company pursuant to the terms of the license agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.

On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the license agreement. The Company sought payment for the past due quarters that OPTi believed NVIDIA continued to use the Pre-Snoop technology. The arbitrator in September 2008 ruled in OPTi’s favor and awarded the company a total of five quarterly royalty payment of $750,000 each, for a total of $3,750,000. This amount was recognized as revenue in the fiscal year 2009 in accordance with the Company’s revenue recognition policy.

On December 10, 2009, the Company initiated another arbitration against NVIDIA because the Company believes that NVIDIA continues to use the Pre-Snoop technology in breach of the terms of the license agreement. The Company is seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

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

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patents;

•	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness, the jury ruled that OPTi’s patents were valid;

•	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that the OPTi’s patents were valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

The court had ruled previously that Apple had infringed the OPTi patents at issue on April 3, 2009.

Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple. The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages. The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million. The court also found that there was no willful infringement in the case and denied any request for reimbursement of attorney fees.

Both parties in the case have filed for appeal and we are awaiting a date for the appellate court case.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed their patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.

The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year 2009. During fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.

On April 30, 2010, the Company entered into a settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD has made a nonrefundable, non-creditable fully earned payment totaling $3 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy, $3 million will be recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

The ultimate outcomes of the Apple and NVIDIA legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following required information is filed as a part of this Report:

The Company did not issue any cash dividends on its common stock in fiscal years 2009 and 2010.

The Company’s common stock traded on the NASDAQ National Market until May 25, 2004. Its common stock is traded on the OTC Bulletin Board under the ticker symbol “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30,	Sept. 30,	Dec. 31,	March 31,
Common stock price per share:

Fiscal 2010
High	$3.30	$3.90	$3.85	$4.16
Low	1.74	3.10	2.78	3.10
Fiscal 2009
High	$2.80	$2.80	$2.20	$2.30
Low	2.32	1.92	1.45	1.52

As of June 11, 2010, there were approximately 97 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2010 and does not currently intend to do so in the future.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involves risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors”.

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

See Item 3. “Legal Proceedings” above.

Critical Accounting Policies

General. – Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies used in preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements); the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Revenue Recognition. – Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectability is reasonably assured. Royalties are recorded as revenue when earned and collectability is reasonably assured.

Litigation and Contingencies. – From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits.

Results of Operation

2010 Compared to 2009 – The Company recorded $650,000 of net sales during the fiscal year ended March 31, 2010 (“fiscal year 2010”) as compared to $3,750,000 of net sales (which is license fees and related revenues) during the fiscal year ended March 31, 2009 (“fiscal year 2009”). This decrease in net sales was attributable to lower licensing revenue as the Company entered into only the licensing agreement with VIA in fiscal year 2010 as compared to the arbitration award with NVIDIA in fiscal year 2009. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for fiscal year 2010 and fiscal year 2009 was 100%. This gross margin is attributable to the Company’s revenue in fiscal year 2010 and fiscal year 2009 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for fiscal year 2010 were $7.4 million as compared to $10.1 million for fiscal year 2009. This represented an approximate 26% decrease in SG&A expenses year over year. This decrease was primarily related to decreased costs associated with the litigations and arbitration case against AMD, Apple, Compact ISA defendants and NVIDIA, during 2009.

Net interest and other income for fiscal year 2010 was $2.3 million as compared to $2.2 million in fiscal year 2009. The increase in net interest and other income in fiscal year 2010 as compared to fiscal year 2009 was primarily due to additional standstill agreements reached during fiscal year 2010, offset in part, by a decrease in interest income due to lower average cash balance and lower interest rates throughout the fiscal year 2010 as compared to fiscal year 2009.

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Liquidity and Capital Resources

In fiscal year 2010, the Company used approximately $3.4 million in operating activities primarily related to the operating loss of the Company, offset in part, by an increase in accounts payable. In fiscal year 2009, the Company used approximately $3.9 million in operating activities primarily related to the operating loss of the Company, offset in part, by an increase in accrued expenses.

The Company had insignificant investment activities in fiscal year 2010, making only $10,000 in purchases of property and equipment. The Company generated approximately $4.1 million from investing activities during fiscal year 2009 which were proceeds from the Company’s liquidation of its position in auction rate securities.

The Company had no financing activity during the fiscal years 2010 and 2009.

As of March 31, 2010, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $3.6 million and working capital of approximately $1.4 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-14 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2010. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting refers to the process designed by, or under the supervision of our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

(3)	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2010. This annual report does not include disclosure of an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s annual report.

Bernard Marren	Mike Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, as of June 15, 2010, were as follows:

Name	Age	Position with the Company
Bernard T. Marren	74	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	47	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	54	Director
Kapil K. Nanda (1)(3)(4)	64	Director
William H. Welling (1)(2)(3)(4)	76	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Independent Director

All board members serve until the next annual meeting of shareholders when they are either re-elected or their successors are elected.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is currently a director at Microtune, Inc. and several privately held companies. Mr. Marren also served as a director at Infocus Corporation until its sale in 2009. We believe that Mr. Marren is qualified to sit on our Board because he is the President and Chief Executive Officer of the Company and has served in that role for the past twelve years.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to December 1999. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also served as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, from January 2003 to June 2005. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000. Mr. Mazzoni has over twenty four years of experience in the accounting and finance area for technology companies and has been with the Company for sixteen years. In that time Mr. Mazzoni has accumulated significant knowledge of the Company’s intellectual property and licensing activities.

Stephen F. Diamond was elected as a director of the Company in September 2003. He is currently an Associate Professor of Law at the Santa Clara University School of Law where he teaches securities regulation, corporation and international business transactions law. From 1995 to 1999 he was an associate at Wilson Sonsini Goodrich & Rosati where he represented high technology companies including OPTi and investment banks in corporate transactions, including debt and equity offerings, venture capital investments, and intellectual property rights. Mr. Diamond holds a B.A. from the University of California at Berkeley, a Ph.D. and M. Phil. from the University of London, and a J.D. from Yale Law School. We believe that Mr. Diamond’s experience in securities regulations and business transactions provides strategic guidance to the Company and the Board.

Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software and development consulting company, which he founded in 1990. Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California. Mr. Nanda’s years of management experience with technology companies provide the Company and the Board demonstrated senior level management ability and critical industry and technology insights.

William H. Welling was elected as a director in August 1998. He is currently Chairman and CEO of @Comm Corporation, a telecommunications software company. In August 2001, @Comm Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code. Mr. Welling also serves as a director on the boards of several private companies. The Company believes that Mr. Welling’s management experience with technology companies makes him an excellent candidate as a member of the Board.

There are no family relationships among any of our directors or executive officers.

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

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, and taking into account the Company’s budget guidelines, labor market conditions, and competitive market compensation paid by other companies for similar positions. Base salaries are reviewed and adjusted annually, to realign salaries with the market after taking into account individual responsibilities, performance and experience.

Discretionary Bonus. Bonus targets are based on a percentage of the executive’s base salary. The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount. The bonus is ordinarily paid in a single installment following the completion of a given fiscal year. The individual performance objectives tend to be keyed to the company’s goals in regards to licensing its intellectual property. The Compensation Committee did not recommend any discretionary bonuses for Mr. Marren and Mr. Mazzoni during fiscal year 2010.

Change of Control Bonus. Mr. Marren’s and Mr. Mazzoni’s employment agreements provide for a change of control bonus (which is defined in their respective agreements) to be paid to them in the event of a change of control transaction while each executive is employed by the Company, provided that the executive signs an irrevocable general release of all claims against the Company. Upon such a change of control, the Shareholder Return Bonus program would immediately cease, and Mr. Marren and Mr. Mazzoni would instead be entitled to receive a change of control bonus.

Shareholder Return Bonus. Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of all monies returned to the shareholders of the Company or if the Company determines not to distribute any third party payments from its intellectual property strategy within six months of receiving that payment. The compensation ranges from 1% to 5% of the amount received from third party payments from the intellectual property strategy. During fiscal 2010, the Company awarded Mr. Marren and Mr. Mazzoni $89,250 and $59,500 respectively under the Shareholder Return Bonus plan, equal to 3% and 2% of the amounts received from third party payments which were not distributed to shareholders.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal years 2010 and 2009. Collectively, these are the “Named Executive Officers”:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Compensation Incentive Plan Comp.(3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensation		Total
Bernard T. Marren	2010	$157,000	—	—	—	$89,250	—	$11,000	(4)	$257,250
Chief Executive Officer CEO	2009	$157,000	$28,000	—	—	$142,500	—	$10,250	(3)	$338,750

Michael F. Mazzoni	2010	$110,000	—	—	—	$59,500	—	$2,873	(4)	$172,373
Chief Financial Officer CFO	2009	$110,000	$20,000	—	—	$95,000	—	$6,694	(3)	$231,694

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.
(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock options granted to each of the named executives, in 2010 as well as prior fiscal years, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “Shareholder Return Bonus”.
(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2010. Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan. The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2010 during which they earned payments under the plan which are reflected in the Summary Compensation Table above. However, no new awards were granted under the plan during fiscal 2010.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards with our Named Executive Officers as of March 31, 2010.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2010.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2010.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2010.

Potential Payments Upon Termination or Change in Control

Severance and change-in-control arrangements for Mr. Marren and Mr. Mazzoni are included in the employment agreements approved by the shareholders at the November 27, 2007 annual meeting.

Director Compensation

The following table summarizes director compensation during fiscal year 2010:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards(3)(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond	$19,000	—	—	—	—	—	$19,000
Kapil Nanda	$19,000	—	—	—	—	—	$19,000
William Welling	$19,000	—	—	—	—	—	$19,000

(1)	Mr. Marren is not included in this table as he is an employee of the Company and receives no extra compensation for his services as a Director. The compensation received by Mr. Marren, as an employee of the Company, is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.
(2)	In fiscal 2010 each non-employee director received a $10,000 yearly retainer and a fee of $1,000 per board or committee meeting attended.
(3)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FASB ASC Topic 718. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(4)	As of March 31, 2010, Mr. Nanda held options to purchase 8,000 shares of our common stock. Stephen Diamond and William Welling had no options outstanding. There were no options granted during fiscal year 2010.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Diamond and Welling, each of whom is an independent director and neither of whom is a current or former employee of the Company. During 2010, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2009 (or earlier date for information based on filings with the Securities and Exchange Commission) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers) and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,641,903 shares of our common stock were issued and outstanding as of June 1, 2010.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership
S. Muoio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	2,681,734	—	2,681,734	23.0%
Whitaker Group (6) 23 Beachwood Irvine, CA 92604	1,004,750	—	1,004,750	8.6%
Raffles Associates LP (7) 450 Seventh Ave, Ste. 509 New York, NY 10123	796,515	—	796,515	6.8%
Lusman Capital Management LLC (8) 717 Fifth Ave, 14th Floor New York, NY 10022	720,250	—	720,250	6.2%
Dimension Fund Advisors Inc. (9) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 940401	581,210	—	581,210	5.0%
Bernard T. Marren	10,000	—	10,000	*
Michael F. Mazzoni	—	—	—	*
Stephen Diamond	—	—	—	*
Kapil Nanda	4,000	8,000	12,000	*
William Welling	21,333	—	21,333	*
All executive officers and Directors as a group (5 persons)	35,333	8,000	43,333	1.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2010.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc, 3430 W. Bayshore Road, Ste 103 Palo Alto, CA 94303
(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2010.
(3)

Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2010 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

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

(5)

Information on holdings of S. Muoio & Co LLC is taken from a Form SC 13D/A filed on May 7, 2010. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which S. Muoio & Co. LLC (“SMC”) serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

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

(8)	Information on holdings of Lusman Capital Management, LLC. is taken from a Schedule 13G filed on April 13, 2010. All of the shares listed are held by Joel Lusman.
(9)

Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G filed on February 9, 2009. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of March 31, 2010, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

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

Compensation Committee Interlocks and Insider Participation

During the last fiscal year the members of the Compensation Committee were Messrs. Nanda and Welling. There was no reportable compensation committee, director interlocks, or insider participation during that period.

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

Since the beginning of the Company’s last fiscal year, there have been no transactions in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest, and no such transactions are currently proposed.

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Armanino McKenna LLP for fiscal year 2010 and 2009.

	2010	2009
Audit Fees (1)	$84,000	$50,000
Audit Related Fees	—	—
Tax Fees (2)	12,000	11,000
All Other Fees	17,000	—

Total	$113,000	$61,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.
(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2010 and 2009, all services provided by Armanino McKenna LLP were pre-approved by the Audit Committee.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedules

Schedule Number	Description	Page Number
None

All other schedules not applicable.

(a)(3) Exhibits Listing

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws. (1)

10.1	1993 Stock Option Plan, as amended. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Form of Indemnification Agreement between Registrant and its officers and directors.(1)

10.4	1996 Employee Stock Purchase Plan. (2)

10.5	1995 Employee Stock Option Plan, as amended. (3)

10.6	Patent license agreement between Intel Corporation and OPTi Inc. (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002. (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Registrant

23.1	Consent of Armanino McKenna LLP, Independent Auditors.

24.1	Power of Attorney (see page 24, signature page).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002.
(6)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc.

(b) Reports on Form 8-K.

None.

(c)	Exhibits. See Item 15 (a)(3) above.

(d)	Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 28, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 28, 2010

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2010

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 28, 2010

/S/ KAPIL K NANDA Kapil K. Nanda	Director	June 28, 2010

/S/ WILLIAM WELLING William Welling	Director	June 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OPTi, Inc.

Palo Alto, CA

We have audited the accompanying consolidated balance sheet of OPTi, Inc. (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPTi, Inc. as of March 31, 2010 and 2009, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ARMANINO MCKENNA, LLP

San Ramon, California

June 29, 2010

OPTi Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,578	$7,032
Accounts receivable	450	750
Prepaid expenses and other current assets	24	46
Deferred tax asset	11,385	—

Total current assets	15,437	7,828

Equipment and furniture
Office equipment	58	48
Furniture and fixtures	17	17

	75	65
Accumulated depreciation	(66)	(60)

	9	5
Other assets
Deposits	18	—
Non-current deferred tax asset	56	—

Total other assets	74	—

Total assets	$15,520	$7,833

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,173	$1,107
Accrued expenses	448	569
Accrued employee compensation	12	238

Total current liabilities	2,633	1,914

Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 11,641,903 at March 31, 2010 and 2009	13,539	13,539
Accumulated deficit	(652)	(7,620)

Total shareholders’ equity	12,887	5,919

Total liabilities and shareholders’ equity	$15,520	$7,833

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2010	Year Ended March 31, 2009

Sales
License sales	$650	$3,750

Net sales	650	3,750
Costs and expenses
General and administrative	7,440	10,054
Total costs and expenses	7,440	10,054
Operating loss	(6,790)	(6,304)
Interest income and other	2,319	2,163

Loss before provision for income taxes	(4,471)	(4,141)
Income tax provision (benefit)	(11,439)	2

Net income (loss)	$6,968	$(4,143)

Basic net income (loss) per share	$0.60	$(0.36)

Shares used in computing basic per share amounts	11,642	11,642

Diluted net income (loss) per share	$0.60	$(0.36)

Shares used in computing diluted per share amounts	11,645	11,642

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(In thousands, except share amounts)

	Common Stock				Total Shareholders’ Equity
	Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Other Comprehensive Income/(Loss)
Balance at March 31, 2008	11,641,903	$13,539	$(3,477)	$(250)	$9,812
Other comprehensive income	—	—	—	250	250
Net loss	—	—	(4,143)	—	(4,143)

Total comprehensive loss			—		(3,893)

Balance at March 31, 2009	11,641,903	13,539	(7,620)	—	5,919
Net Income			6,968		6,968

Balance at March 31, 2010	11,641,903	$13,539	$(652)	$—	$12,887

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2010	Year Ended March 31, 2009

Operating activities
Net income (loss)	$6,968	$(4,143)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Depreciation and amortization	6	8
Release of tax valuation allowance	(11,439)	—
Changes in operating assets and liabilities:
Accounts receivable	300	(750)
Prepaid expenses and other current assets	4	40
Accounts payable	1,066	705
Accrued expenses	(121)	(9)
Accrued employee compensation	(226)	238

Net cash used in operating activities	(3,444)	(3,911)

Investing activities
Purchases of property and equipment	(10)	—
Proceeds from sale of auction rate securities	—	4,100

Net cash provided by (used in) investing activities	(10)	4,100

Net increase (decrease) in cash and cash equivalents	(3,454)	189
Cash and cash equivalents at beginning of year	7,032	6,843

Cash and cash equivalents at end of year	$3,578	$7,032

Supplemental cash flow information
Cash paid for income taxes	$2	$3

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company - OPTi Inc., a California corporation, is engaged in licensing its intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.

Principles of Consolidation - The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2010 and 2009 substantially all cash and cash equivalents consisted of money market accounts.

Marketable Securities - The Company historically invested portions of its excess cash in high quality, auction rate preferred securities with reset dates every twenty-eight days. Since 2009, the Company has only invested in money market accounts. Interest on the investments is included in interest income.

Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Revenue Recognition - Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectability is reasonably assured. Royalties are recorded as revenue when earned and collectability is reasonably assured.

Comprehensive Income (Loss) - Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and long-term investments. Comprehensive income (loss) has been disclosed in the statement of stockholders’ equity for all periods presented.

Net Loss Per Share - Basic net loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed weighted-average shares outstanding for all of the periods presented. Diluted loss per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board “FASB” issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and non-authoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the second quarter of fiscal 2010 and it did not have any impact on the Company’s condensed consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 2 - Shareholders’ Equity

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

Stock Option Plans

No options were granted to employees during fiscal years 2010 and 2009.

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

The activity under the 1993 Plan (including the Evergreen Plan) is as follows:

	Outstanding
	Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2008	100,000	$4.63
Cancelled in 2009	(100,000)	4.63

Outstanding at March 31, 2009 and 2010	—	$—

There were no shares outstanding as of March 31, 2010 and 2009 under the 1993 Stock Option Plan.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price Per Share
Outstanding at March 31, 2008	8,000	$2.01

Outstanding at March 31, 2009	8,000	$2.01

Outstanding at March 31, 2010	8,000	$2.01

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010 and 2009, there were 8,000 options outstanding and exercisable. The weighted average exercise price for the exercisable shares as of March 31, 2010 was $2.01.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Per Share Exercise Price	Number of Shares	Average Weighted Exercise Price Per Share
$1.27	4,000	2.76	$1.27	4,000	$1.27
$2.74	4,000	1.76	$2.74	4,000	$2.74

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2009	8,000	$2.01
Outstanding at March 31, 2010	8,000	$2.01	2.26	$16
Exercisable at March 31, 2010	8,000	$2.01	2.26	$16

There were no options granted during the fiscal years ended March 31, 2010 and 2009.

Common Stock Reserved

At March 31, 2010, the Company has reserved shares of common stock for future issuance as follows:

1993 Director Stock Option Plan	8,000

Totals	8,000

As of March 31, 2010, the Company has no option available for future issuance.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

3. Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended March 31,
	2010	2009
Net income (loss)	$6,968	$(4,143)

Weighted average number of common shares outstanding	11,642	11,642

Basic and diluted net income (loss) per share	$0.60	$(0.36)

Weighted average number of common shares outstanding	11,642	11,642
Effect of dilutive securities:
Employee stock options	3	—

Denominator for diluted net loss per share	11,645	11,642

Diluted net income (loss) per share	$0.60	$(0.36)

The Company has excluded options for the purchase of 8,000 shares of common stock from the calculation of diluted net loss per share in 2009 because all such securities are anti-dilutive for the periods.

Note 4 - Cash and Equivalents

The following is a summary as of March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Cash	$100	$100
Money Market	3,478	6,932

Total	$3,578	$7,032

The accounting standard for fair value establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010 and March 31, 2009, the Company had cash and investments in money market funds of $3.6 million and $7.0 million, respectively, in cash equivalents classified as Level I in the fair value hierarchy and no Level II or Level III investments.

Note 5 - Commitments

The Company leases its facility under a noncancelable operating lease that expires in December 2011.

Rental expense for operating leases amounted to $107,000 and $102,000, respectively, for the years ended March 31, 2010 and 2009.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2011	$114,662
March 31, 2012	87,890

Total lease commitment	$202,552

Note 6 - Concentrations

Major Customer

During fiscal year 2010 the Company recorded $650,000 as revenue. All of the revenue in fiscal year 2010 was from a licensing agreement with VIA. The Company received all of its revenue in fiscal year 2009 from a settlement of an intellectual property dispute with NVIDIA.

Note 7 - Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	2010	2009
Federal:
Current	$—	$—
Deferred	(9,602)	—

	(9,602)	—
State:
Current	2	2
Deferred	(1,838)	—

	(1,836)	2

Total	$(11,439)	$2

Reconciliations of the provisions for income taxes at the statutory rate to the Company’s provision for income tax are as follows (in thousands):

	2010	2009
Expected benefit at federal statutory rates	$(1,520)	$(1,408)
State income tax (benefit), net of federal effect	(260)	(240)
Valuation allowance	(11,853)	1,035
Tax credit reserves and expiration	2,366	611
Other	(172)	4

Provisions for (Benefit from) Income Taxes	$(11,439)	$2

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$10,702	$8,711
Tax credit carry forwards	824	3,190
Depreciation and amortization	14	35
Reserves and accruals	4	21

Total deferred tax assets	$11,545	$11,957

Valuation allowance	(104)	(11,957)

Net deferred tax assets	$11,441	$—

During fiscal year 2010, the Company recorded an income tax benefit of approximately $11.4 million related to reduction in the Company’s valuation allowance against its deferred tax assets that will more likely than not be realized.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. Based on known sources of future taxable income related to legal settlements consummated during fiscal year 2010, the Company has determined that it is more-likely-than-not that $11.4 million of deferred tax asset will be realized.

The Company’s valuation allowance decreased by $11.9 million and increased by $1.6 million in the twelve months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company has U.S. federal and state net operating losses of approximately $25.9 million and $32.3 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2030 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2013 through 2030.

As of March 31, 2010, the Company has U.S. federal and state minimum tax credit carryforwards of approximately $767,000 and $86,000, respectively. These credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under SFAS 109 and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on April 1, 2007, the Company recognized $1.4 million of unrecognized tax benefits and no adjustment to the opening balance in retained earnings.

As of March 31, 2010 the Company did not accrue any interest related to uncertain tax positions. If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect its unrecognized tax benefits to materially change over the next twelve months.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended March 31, 2010 is as follows (in thousands):

	2010	2009
Balance at April 1	$1,025	$1,228
Additions for tax positions of prior years	2,934	0
Reductions for tax positions of prior years	(47)	(203)

Balance at March 31	$3,912	$1,025

The amount of unrecognized tax benefit which would impact the effective tax rate, if realized is $482,000.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal and California income tax examinations by tax authorities for years 1997 – 2010 and 1994 – 2010, respectively.

Note 8 - Employee Benefit Plan

Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2010 and 2009, the amount of the Company contribution to the 401k plan was approximately $14,000 and $17,000, respectively. Administrative costs of the plan are immaterial.

Note 9 - Contingencies

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against AMD for infringement of a U.S. patent relating to its “Predictive Snooping” technology

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD pursuant to which the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD will make five quarterly non-refundable, non-creditable fully earned payments totaling $32 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $32 million will be recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of a U.S. patent. The patent at issue in the lawsuit was U.S. Patent No. 6,405,291; entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that Apple infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

•	In the matter of willful infringement, the jury rules that Apple willfully infringed OPTi’s patents;

•	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness; the jury ruled that OPTi’s patents were valid;

•	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that OPTi’s patents were valid;

•	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The court had ruled previously that Apple had infringed the OPTi patents at issue on April 3, 2009.

Apple has filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

On December 3, 2009, the court issued the final judgment in the patent infringement action between OPTi and Apple. The court ordered that OPTi recover from Apple a reasonable royalty of $19.0 million in actual damages. The court also awarded an additional $2.7 million in pre-judgment interest for a total award of $21.7 million. The court also found that there was no willful infringement in the case and denied any request for reimbursement of attorney fees.

Both parties in the case have filed for appeal and are awaiting a date from the appellate court case.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”. The complaint alleges that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed that patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during fiscal year 2009. During fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.

On April 30, 2010, the Company entered into a settlement and license agreement with AMD pursuant to which the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. AMD has made a non-refundable, non-creditable fully earned payment totaling $3 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $3 million will be recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

On December 10, 2009, the Company initiated an arbitration against NVIDIA because the Company believes that NVIDIA continues to use the Pre-Snoop technology in breach of the terms of the license agreement entered into between NVIDIA and the Company dated August 3, 2006. The Company is seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

The ultimate outcomes of the Apple and NVIDIA legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Note 10 - Subsequent Events

On April 30, 2010, the Company entered into a litigation settlement and license agreement and a settlement and license agreement with AMD (the “License Agreements”). Under the terms of the License Agreements the Company agreed to dismiss its patent infringement lawsuits against AMD and licensed certain patents to AMD. AMD will make five quarterly non-refundable, non-creditable fully earned payments totaling $35 million to the Company. There is no future performance obligation. In accordance with the Company’s revenue recognition policy $35 million will be recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

The Company has evaluated all events that occurred after March 31, 2010 through the issuance of these financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 11 - Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2010	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$—	$650	$—
Gross profit	$—	$—	$650	$—
Operating profit (loss)	$(2,275)	$(1,164)	$(802)	$(2,548)
Net income (loss)	$9,298	$738	$(519)	$(2,549)
Basic and diluted net income (loss) per share	$0.80	$0.06	$(0.04)	$(0.22)

Year Ended March 31, 2009	Jun 30	Sep 30	Dec 31	Mar 31
Net revenues	$—	$3,750	$—	$—
Gross profit	$—	$3,750	$—	$—
Operating profit (loss)	$(1,691)	$952	$(3,159)	$(2,406)
Net income (loss)	$(1,596)	$1,201	$(2,110)	$(1,638)
Basic and diluted net income (loss) per share	$(0.14)	$0.10	$(0.18)	$(0.14)