Form 10-K/A
period 2010-03-31
OPTI INC
filed 2010-07-27
CIK 899297

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

OPTi Inc.

Form 10-K/A

For the Fiscal Year Ended March 31, 2010

INDEX

Page Number
PART IV
Item 15. Exhibits and Financial Statement Schedules	1
Signatures	2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of OPTi Inc. (the “Company”) for the fiscal year ended March 31, 2010 (the “Last Fiscal Year”) is being filed for the purpose of filing a corrected Consent of Armanino McKenna LLP, Independent Auditors to address a typographical error. Other than the change to this consent, all other information included in the initial filing is unchanged.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3)    Exhibits Listing:

Exhibit Number	Description

23.1	Consent of Armanino McKenna LLP, Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of July 27, 2010.

OPTi Inc.

By:	/S/ BERNARD MARREN
Bernard Marren
Chief Executive Officer and Chairman of the Board

2