Form 10-Q
period 2010-06-30
OPTI INC
filed 2010-08-16
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to___________

________________________

Commission File Number 0-21422
OPTi Inc.
(Exact name of registrant as specified in its charter)

________________________

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3430 W. Bayshore Road, Suite 103, Palo Alto, California	94303
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (650) 213-8550

________________________

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes ☐No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2010 was 11,645,903.

————————————————————————————————————————————————

OPTi Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30, 2010	March 31, 2010*
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$14,874	$3,578
Accounts receivable	21,450	450
Prepaid expenses and other current assets	51	24
Deferred tax asset	—	11,385
Total current assets	36,375	15,437

Property and equipment, at cost
Machinery and equipment	58	58
Furniture and fixtures	17	17
	75	75
Accumulated depreciation	(67)	(66)
	8	9
Other assets
Deposits	18	18
Non-current deferred tax assets	—	56
Total other assets	18	74
Total assets	$36,401	$15,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$506	$2,173
Accrued expenses	554	448
Accrued employee compensation	630	12
Taxes payable	2,034	—
Total current liabilities	3,724	2,633
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,642 at June 30 and March 31, 2010	13,539	13,539
Retained earnings (accumulated deficit)	19,138	(652)
Total stockholders’ equity	32,677	12,887
Total liabilities and stockholders’ equity	$36,401	$15,520

* The balance sheet as of March 31, 2010 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

License revenues	$35,125	$—

Expenses
General and administrative	1,862	2,275
Total expenses	1,862	2,275

Operating income (loss)	33,263	(2,275)
Interest income and other	2	133

Net income (loss) before provision for income taxes	33,265	(2,142)
Income tax provision	13,475	—

Net income (loss)	$19,790	$(2,142)

Basic net income (loss) per share	$1.70	$(0.18)

Shares used in computing basic per share amounts	11,642	11,642

Diluted net income (loss) per share	$1.70	$(0.18)

Shares used in computing diluted per share amounts	11,646	11,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$19,790	$(2,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1	2
Deferred income taxes	11,441	—

Changes in operating assets and liabilities:
Accounts receivable	(21,000)	—
Prepaid expenses and other assets	(27)	(35)
Accounts payable	(1,667)	865
Accrued expenses	106	(109)
Accrued employee compensation	618	(181)
Income taxes payable	2,034	—
Net cash provided by (used in) operating activities	11,296	(1,600)

Cash flows from investing activities:

Purchase of equipment	—	(1)
Net cash used in investing activities	—	(1)

Net increase (decrease) in cash and cash equivalents	11,296	(1,601)
Cash and cash equivalents, beginning of period	3,578	7,032
Cash and cash equivalents, end of period	$14,874	$5,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.             Basis of Presentation

The information at June 30, 2010 and for the three-months periods ended June 30, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2010, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates under different assumptions or conditions.

2.             Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares that would be outstanding if all convertible securities were converted into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended
	June 30,
	2010	2009

Net income (loss)	$19,790	$(2,142)
Weighted average number of common shares outstanding	11,642	11,642
Basic net income (loss) per share	$1.70	$(0.18)
Weighted average number of common shares outstanding	11,642	11,642
Effect of dilutive securities:
Employee stock options	4	—
Denominator for diluted net income (loss) per share	11,646	11,642
Diluted net income (loss) per share	$1.70	$(0.18)

The Company has excluded options for the purchase of 8,000 shares of common stock from the calculation of diluted net (loss) per share for the three months ended June 30, 2009, because such securities are anti-dilutive.

3.             Taxes

Income tax expense for the three month period ended June 30, 2010 was $13.5 million, or 40.5% of pre-tax income.  The Company recorded no tax provision for the three months ended June 30, 2009.  The Company’s effective tax rate for the three months ended June 30, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the unfavorable impact of state income taxes.  The effective tax rate for the three months ended June 30, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefited pretax losses.

As of June 30, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2010.  The Company has provided a liability of approximately $3.3 million representing unrecognized tax benefits relating to federal and state R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded in this balance.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.  The annual limitations may result in the expiration of the credit carry forwards before utilization.

4.             Cash and Cash Equivalents

The following is a summary as of June 30 and March 31, 2010 (in thousands):

	June 30,	March 31,
	2010	2010

Cash	$100	$100
Money markets funds	14,774	3,478
	$14,874	$3,578

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

Level I	—	observable inputs such as quoted prices in active markets;
Level II	—	inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
Level III	—
unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

As of June 30, 2010 and March 31, 2010, the Company had cash and investments in money market funds of $14.9 million and $3.6 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expires in December 2011.

Rental expense for operating leases amounted to $29,000 and $26,000, respectively, for the three months ended June 30, 2010 and 2009.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2011	$86,207
March 31, 2012	87,890
Total lease commitment	$174,097

6.             Subsequent Events

On July 6, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.75 per share on each share of the Company’s common stock equal to approximately $8.7 million.  The dividend was payable on August 12, 2010.  The Company has set the record date for the dividend as July 29, 2010.

On July 2, 2007, the Company announced that it filed a complaint against eight defendants in the United States District Court for the Eastern District of Texas, for infringement of two U.S. patents.  The patents at issue in the lawsuit were U.S. patent No. 5,944,807 and U.S. patent No. 6,098,141, both entitled “Compact ISA-Bus Interface.”  The complaint alleged that the parties infringed the patents by making, selling, and offering for sale products based on and incorporating the Low Pin Count Interface Specification and inducing and contributing to the infringement of the patents by others.

The Company had previously announced that it had reached a Standstill Agreement with Broadcom Corporation (“Broadcom”) in regard to the Compact-ISA Bus Interface litigation.  The Standstill Agreement also granted Broadcom an option to purchase a license from OPTi for an additional license fee at the close of the litigation against all of the remaining defendants in the lawsuit.  The litigation against all remaining defendants in the Compact-ISA Bus Interface litigation was settled on April 30, 2010.  On July 13, 2010, the Company announced that it had entered into a License Option Agreement with Broadcom.   In exchange for granting the license to Broadcom pursuant to the License Option Agreements, the Company received a payment of $1,000,000.

On July 30, 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter.  The Company in its case against VIA and SIS is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.

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

See Part II. Item 1. “Legal Proceedings” below.

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

Litigation and Contingencies  From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights.  We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed.  Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits.

Results of Operations for the Three Months Ended June 30, 2010
Compared to the Three Months Ended June 30, 2009

Revenues

The Company had net license revenue of $35,125,000 for the three-month period ended June 30, 2010 and no revenue for the three-month period ended June 30, 2009.  The license revenue for the three-month period ended June 30, 2010 primarily relates to the Company entering into a litigation settlement and license agreement with AMD.  The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2010 were $1,862,000 as compared to $2,275,000 for the quarter ended June 30, 2009.   The decrease in general and administrative costs for the three-month period ended June 30, 2010 as compared to the comparable period ended June 30, 2009 was mainly attributable to decreased litigation, offset in part, by increased employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2010 was $2,000 as compared to $133,000 for the three-months ended June 30, 2009.  The decrease in net interest and other income in the three-month period ended June 30, 2010 as compared to the comparable period in 2009 was due to the standstill agreement with Atmel Corporation signed in May 2009 for $125,000.

Income Taxes

Income tax expense for the three month period ended June 30, 2010 was $13.5 million, or 40.5% of pre-tax income.  The Company recorded no tax provision for the three months ended June 30, 2009.  The Company’s effective tax rate for the three months ended June 30, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the unfavorable impact of state income taxes.  The effective tax rate for the three months ended June 30, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefited pretax losses.

As of June 30, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2010.  The Company has provided a liability of approximately $3.3 million representing unrecognized tax benefits relating to federal and state R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded in this balance.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.  The annual limitations may result in the expiration of the credit carry forwards before utilization.

Liquidity and Capital Resources

Cash and cash equivalents increased to $14.9 million at June 30, 2010 from $3.6 million at March 31, 2010.  The increase in cash and cash equivalents of approximately $11.3 million from March 31, 2010 to June 30, 2010, primarily relates to the net income for the period and a decrease in deferred income taxes, offset, in part, by an increase in accounts receivable and a decrease in accounts payable.  Working capital as of June 30, 2010, increased to $32.6 million from $12.8 million at March 31, 2010.  During the first three-months of fiscal 2011, operating activities provided approximately $11.3 million of cash.  Cash provided by operating activities was primarily due to net income during the three-month period of $19.8 million, offset in part, by a decrease in accounts payable.  The Company had no investing activity in the quarter ended June 30, 2010 and used $1,000 in investing activity for the three-month period ended March 31, 2010.  The Company had no financing activity during the quarters ended June 30, 2010 and March 31, 2010.

As of June 30, 2010, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $14.9 million and working capital of approximately $32.6 million.  On August 12, 2010, the Company paid a cash dividend of $0.75 per share on each of the Company’s common stock, equal to approximately $8.7 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2011.  The total remaining commitment under the lease at June 30, 2010 is approximately $174,000.

Contractual Obligations

There was no material change as of June 30, 2010, to our contractual obligations as compared to those at March 31, 2010 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Off Balance Sheet Arrangements

None

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of June 30, 2010, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.             Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended June 30, 2010.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD.  Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD.  AMD will make five non-refundable, non-creditable fully earned payments totaling $32 million to the Company.  There is no future performance obligation.  In accordance with the Company’s revenue recognition policy, $32 million was recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

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

The license agreement provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents.    Royalties will be recorded as revenue when earned and received.

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA discontinued the use of the Predictive Snooping technology that it licensed from the Company pursuant to the terms of the license agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.  On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the license agreement.  The Company sought payment for the past due quarters that OPTi believed NVIDIA continued to use the Pre-Snoop technology.  The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payment of $750,000 each, for a total of $3,750,000.  This amount was recognized as revenue in the fiscal year 2009 in accordance with the Company’s revenue recognition policy

                    On December 10, 2009, the Company initiated another arbitration against NVIDIA because the Company believes that NVIDIA continues to use the Pre-Snoop technology in breach of the terms of the license agreement.  The Company is seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of three of the Company’s patents;.  U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which were all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

▪	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patents;

▪	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness, the jury ruled that OPTi’s patents were valid

▪	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that OPTi’s patents were valid;

▪	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

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

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”.  The complaint alleged that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the Company’s patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year 2009.  During fiscal year 2010 the Company settled with Atmel Corporation, SMSC and VIA.  The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009.  The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009.  The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.

On April 30, 2010, the Company entered into a settlement and license agreement with AMD.  Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD.  AMD has made a nonrefundable, non-creditable fully earned payment totaling $3 million to the Company.  There is no future performance obligation.  In accordance with the Company’s revenue recognition policy, $3 million was recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations.

The ultimate outcome of the Apple legal action will have significant effect on the Company’s ability to realize ongoing license revenue.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods.  For example, in the fiscal quarter ended June 30, 2010, the Company reached a settlement of certain claims with AMD that included, among other things, five non-refundable, non-creditable fully-earned payments totaling $35 million to the Company.  Consequently, settlements of these claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of Apple and NVIDIA Legal Actions

On January 16, 2007, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of three U.S. patents U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The Company alleged that Apple infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 23, 2009 a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement action between OPTi and Apple. The jury ruled on the following four issues:

▪	In the matter of willful infringement, the jury ruled that Apple willfully infringed OPTi’s patents;

▪	In the matter of Apple’s defense that OPTi’s patents were invalid due to obviousness, the jury ruled that OPTi’s patents were valid

▪	In the matter of Apple’s defense that the patents were invalid due to anticipation, the jury ruled that OPTi’s patents were valid;

▪	In the matter of damages, the jury awarded OPTi $19 million for Apple’s infringement of OPTi’s patents.

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

Possible Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period.  The Company expects that the trading price of its common stock will continue to be subject to significant volatility

Uncertainty of Future Distributions to Shareholders

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy.  On July 6, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.75 per share on each share of the Company’s common stock.  The dividend was paid on August 12, 2010.  The Company has set the record date for the dividend as July 29, 2010.  Its most recent previous cash distribution had occurred in May 2007.  The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy.  Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable and has been omitted.

Item 3.             Defaults Upon Senior Securities
Not applicable and has been omitted.

Item 4.             Submission of Matters to a Vote of Shareholders
The 2010 Annual Meeting of Shareholders of OPTi, Inc. was held May 6, 2010.  Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations.  At the Annual Meeting of Shareholders, 10,107,380 common shares were represented in person or by proxy.  The final votes on the proposals presented at the meeting were as follows:

Proposal 1:                     Election of Directors

The following four individuals were elected to the Board of Directors by the following vote:

Nominee	For	Withheld	Not Voted	Broker Non-Votes
Bernard T. Marren	5,756,902	19,303	4,331,175	—
Stephen F. Diamond	5,756,902	19,303	4,331,175	—
Kapil K. Nanda	5,756,902	19,303	4,331,175	—
William H. Welling	5,756,902	19,303	4,331,175	—

Proposal 2:                     Ratification of Appointment of Independent Registered Public Accountants

The shareholders ratified the appointment of Armanino McKenna LLP as the Company’s independent registered public accounts for the fiscal year ending March 31, 2011 by the following vote:

For	Against	Abstain	Broker Non-Votes
10,086,990	19,619	771	—

Item 5.             Other Information

Not applicable and has been omitted

Item 6.             Exhibits

31.1 and 31.2	Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer in accordance with rule 15d-14, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.
Date: August 16, 2010	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer