Form 10-Q
period 2010-09-30
OPTI INC
filed 2010-11-15
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).Yes o No ☒

The number of shares outstanding of the registrant's common stock as of October 31, 2010 was 11,645,903.

————————————————————————————————————————————————

OPTi Inc.

< PAGE 2 >

INDEX
PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2010	March 31, 2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$11,780	$3,578
Accounts receivable	16,450	450
Prepaid expenses and other current assets	37	24
Deferred tax asset	—	11,385
Total current assets	28,267	15,437

Property and equipment, at cost
Machinery and equipment	58	58
Furniture and fixtures	17	17
	75	75
Accumulated depreciation	(68)	(66)
	7	9
Other assets
Deposits	18	18
Non-current deferred tax assets	—	56
Total other assets	18	74
Total assets	$28,292	$15,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	144	$2,173
Accrued expenses	364	448
Accrued employee compensation	547	12
Taxes payable	1,943	—
Total current liabilities	2,998	2,633
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at September 30, 2010 and 11,642 at March 31, 2010	13,544	13,539
Retained earnings (accumulated deficit)	11,750	(652)
Total stockholders’ equity	25,294	12,887
Total liabilities and stockholders’ equity	$28,292	$15,520

* The balance sheet as of March 31, 2010 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

< PAGE 3 >

INDEX

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2010	2009	2010	2009

Sales
License and royalties	$3,250	$—	$38,375	$—
Net sales	3,250	—	38,375	—

Costs and expenses
Selling, general and administrative	1,198	1,164	3,060	3,439
Total costs and expenses	1,198	1,164	3,060	3,439

Operating income (loss)	2,052	(1,164)	35,315	(3,439)
Interest income and other income, net	3	1,902	5	2,034
Income (loss) before provision for income taxes	2,055	738	35,320	(1,405)
Income tax provision	709	—	14,184	—
Net income (loss)	$1,346	$738	$21,136	$(1,405)
Basic and diluted net income (loss) per share	$0.12	$0.06	$1.82	$(0.12)
Shares used in computing basic per share amounts	11,646	11,642	11,644	11,642
Diluted net income (loss) per share	$0.12	$0.06	$1.81	$(0.12)
Shares used in computing diluted per share amounts	11,646	11,646	11,646	11,642
Dividend paid per common share	$0.75	—	$0.75	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

< PAGE 4 >

INDEX
OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,136	$(1,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2	3
Deferred income taxes	11,441	—

Changes in operating assets and liabilities:
Accounts receivable	(16,000)	750
Prepaid expenses and other current assets	(13)	(9)
Accounts payable	(2,029)	(860)
Accrued expenses	(84)	270
Accrued employee compensation	535	(98)
Taxes payable	1,943	—
Net cash provided by (used in) operating activities	16,931	(1,349)

Cash flows from investing activities:

Purchase of equipment	—	(9)
Net cash used in investing activities	—	(9)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Dividend	(8,734)	—
Net cash used in financing activities	(8,729)	—

Net increase (decrease) in cash and cash equivalents	8,202	(1,358)
Cash and cash equivalents, beginning of period	3,578	7,032
Cash and cash equivalents, end of period	$11,780	$5,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

< PAGE 5 >

INDEX
OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.             Basis of Presentation

The information at September 30, 2010 and for the three and six-month periods ended September 30, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

Summary of Significant Accounting Policies, Income Taxes

Income taxes are calculated under Accounting Standard Codification Topic 740 “Accounting for Income Taxes”.  Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities.  Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be utilized.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$1,346	$738	$21,136	$(1,405)
Weighted average number of common shares outstanding	11,646	11,642	11,644	11,642
Basic net income (loss) per share	$0.12	$0.06	$1.82	$(0.12)
Weighted average number of common shares outstanding	11,646	11,642	11,644	11,642
Effect of dilutive securities:
Employee stock options	—	4	2	—
Denominator for diluted net income (loss) per share	11,646	11,646	11,646	11,642
Diluted net income (loss) per share	$0.12	$0.06	$1.81	$(0.12)

The Company has excluded options for the purchase of 8,000 shares of common stock from the calculation of diluted net (loss) per share for the six months ended September 30, 2009, because such securities are anti-dilutive.

< PAGE 6 >

INDEX
3.           Taxes

Income tax expense for the three month period ended September 30, 2010 was $0.7 million, or 34.5% of pre-tax income. The Company recorded no tax provision for the three months ended September 30, 2009. The Company’s effective tax rate for the three months ended September 30, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the  impact of state income taxes and the change in valuation allowances. The effective tax rate for the three and six-month periods ended September 30, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefitted pretax losses.

As of September 30, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2010. The Company has provided a liability of approximately $4.1 million representing unrecognized tax benefits relating to federal and state R&D credits. All of this amount would impact the Company’s effective tax rate, if recognized. No interest or penalties are recorded in this balance.  During October 2010, California enacted Senate Bill 858 which suspended California net operating loss (“NOL”) utilization for fiscal years 2011 and 2012. Accordingly, the Company expects to establish a valuation allowance against its deferred tax assets related to its California NOLs during the third quarter of fiscal year 2011 as it will no longer be more-likely-than-not that they will be utilized. This would result in a tax expense of approximately $2.9 million.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the credit carry forwards before utilization.

4.             Cash and Cash Equivalents

The following is a summary as of September 30 and March 31, 2010 (in thousands):

	September 30,	March 31,
	2010	2010

Cash	$100	$100
Money markets funds	11,680	$3,478
	$11,780	$3,578

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

     As of September 30, 2010 and March 31, 2010, the Company had investments in money market funds of $11.7 million and $3.5 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expires in December 2011.

Rental expense for the operating lease amounted to $29,000 and $26,000, respectively, for the three months ended September 30, 2010 and September 30, 2009.  For the six-month periods ended September 30, 2010 and 2009, rental expense was $58,000 and $52,000, respectively.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2011	$57,752
March 31, 2012	87,889
Total lease commitment	$145,641

< PAGE 7 >

INDEX
6.             Subsequent Events

On October 14, 2010, the Company announced that its Board of Directors has declared a cash dividend of $0.65 per share on each share of the Company’s common stock.

The dividend will be payable on December 15, 2010.  The Company set the record date for the dividend as November 24, 2010.  The ex-dividend date is November 22, 2010.

< PAGE 8 >

INDEX
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

OPTi was founded in 1989 as an independent supplier of semiconductor products to the personal computer market.  During fiscal 2003, the Company sold its product fabrication, distribution and sales operations to Opti Technologies, Inc., an unrelated third party.  As a result of this transaction all future revenues for the Company are expected to be generated from the licensing of the Company’s intellectual property.

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area.  Since the first quarter of fiscal year 2000, the Company has entered into several licensing arrangements on the core logic technology that the Company had developed during its existence.  The Company believes that there may be additional companies that may be infringing its patents.  The Company is actively working to explore all possible arrangements to settle such infringements.

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

< PAGE 9 >

INDEX
Results of Operations for the Three and Six Months Ended September 30, 2010
Compared to the Three and Six Months Ended September 30, 2009

Revenues

The Company had net license revenue of $3,250,000 for the three-month period ended September 30, 2010 and no revenue for the three-month period ended September 30, 2009.  The license revenue for the three-month period ended September 30, 2010 relates to the Company entering into a license agreements with Broadcom Corporation (“Broadcom”) in July 2010 for $1,000,000, Renesas Technology for $250,000 in August 2010 and NVIDIA Corporation (“NVIDIA”) for $2,000,000 in September 2010 .  The Company had net license revenue of $38,375,000 for the six-month period ended September 30, 2010 as compared to no revenue for the comparable period in 2009.  The increase in net revenue during the six-month period ended September 30, 2010 versus the six-month period ended September 30, 2009 primarily relates to licensing agreements with Advanced Micro Devices, Inc., Broadcom and NVIDIA.  The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2010 were $1,198,000 as compared to $1,164,000 for the quarter ended September 30, 2009.  The increase in general and administrative costs for the three-month period ended September 30, 2010 as compared to the comparable period ended September 30, 2009 was mainly attributable to increased employee costs relating to the executive bonus plan offset, in part, by decreased litigation costs.  General and administrative expenses for the six-month period ended September 30, 2010 were $3,060,000 as compared to $3,439,000 for the six-months ended September 30, 2009.  The decrease in general and administrative costs for the six-month period ended September 30, 2010 as compared to the comparable period ended September 30, 2009 was mainly attributable to decreased litigation offset, in part, by increased employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2010 was $3,000 as compared to $1,902,000 for the three-months ended September 30, 2009.  The decrease in net interest and other income in the three-month period ended September 30, 2010 as compared to the comparable period in 2009 was due to the standstill agreement with SMSC signed in July 2009 for $1,900,000.  Net interest and other income for the six-month period ending September 30, 2010 was $5,000 as compared to $2,034,000 for the six-months ended September 30, 2009.  The decrease in net interest and other income in the six-month period ended September 30, 2010 as compared to the comparable period in 2009 was due to the standstill agreements signed with SMSC and Atmel Corporation in May 2009 for $125,000.

Income Taxes

Income tax expense for the three month period ended September 30, 2010 was $0.7 million, or 34.5% of pre-tax income. The Company recorded no tax provision for the three months ended September 30, 2009. The Company’s effective tax rate for the three months ended September 30, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the impact of state income taxes and the change in valuation allowance. The effective tax rate for the three and six-month periods ended September 30, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefitted pretax losses.

As of September 30, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2010. The Company has provided a liability of approximately $4.1 million representing unrecognized tax benefits relating to federal and state R&D credits. All of this amount would impact the Company’s effective tax rate, if recognized. No interest or penalties are recorded in this balance.  During October 2010, California enacted Senate Bill 858 which suspended California net operating loss (“NOL”) utilization for fiscal years 2011 and 2012. Accordingly, the Company expects to establish a valuation allowance against its deferred tax assets related to its California NOLs during the third quarter of fiscal year 2011 as it will no longer be more-likely-than-not that they will be utilized. This would result in a tax expense of approximately $2.9 million.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of the credit carry forwards before utilization

< PAGE 10 >

INDEX
Liquidity and Capital Resources

Cash and cash equivalents increased to $11.8 million at September 30, 2010 from $3.6 million at March 31, 2010.  The increase in cash and cash equivalents of approximately $8.2 million from March 31, 2010, to September 30, 2010, primarily relates to the net income for the period and a decrease in deferred income taxes offset, in part, by an increase in accounts receivable, a dividend, and a decrease in accounts payable.  Working capital as of September 30, 2010, increased to $25.3 million from $12.8 million at March 31, 2010.  During the first six-months of fiscal 2011, operating activities provided approximately $16.9 million of cash.  Cash provided by operating activities was primarily due to net income during the six-month period of $21.0 million and a decrease in deferred income tax, offset in part, by a decrease in accounts payable and an increase in accounts receivable.  The Company had no investing activity in the six-month period ended September 30, 2010 and used $9,000 in investing activity for the six-month period ended September 30, 2009.  The Company’s financing activity during the six-month period ended September 30, 2010 used $8.7 million relating to the August 2010 dividend.

As of September 30, 2010, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $11.8 million and working capital of approximately $25.3 million.  On August 12, 2010, the Company paid a cash dividend of $0.75 per share on each share of the Company’s common stock, equal to approximately $8.7 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2011.  The total remaining commitment under the lease at September 30, 2010 is approximately $146,000.

Contractual Obligations

There was no material change as of September 30, 2010, to our contractual obligations as compared to those at March 31, 2010 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Off Balance Sheet Arrangements

None

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of September 30, 2010, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.             Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended September 30, 2010.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

< PAGE 11 >

INDEX
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

On February 5, 2007 the Company announced that it received a letter from NVIDIA stating that NVIDIA discontinued the use of the Predictive Snooping technology that it licensed from the Company pursuant to the terms of the license agreement. The letter from NVIDIA also stated that NVIDIA would not be remitting to the Company the quarterly royalty payment originally scheduled for February 2007.  On October 17, 2007 the Company initiated an arbitration against NVIDIA because the Company believed that NVIDIA breached the terms of the license agreement.  The Company sought payment for the past due quarters that OPTi believed NVIDIA continued to use the Pre-Snoop technology.  The arbitrator in September 2008 ruled in OPTi’s favor and awarded the Company a total of five quarterly royalty payment of $750,000 each, for a total of $3,750,000.  This amount was recognized as revenue in the fiscal year 2009 in accordance with the Company’s revenue recognition policy

On December 10, 2009, the Company initiated another arbitration against NVIDIA because the Company believed that NVIDIA continued to use the Pre-Snoop technology in breach of the terms of the license agreement.  The Company was seeking payment of the additional quarterly royalty payments it is entitled to under the terms of the license agreement.

     On September 29, 2010, the Company announced that it had entered into a patent licensing and arbitration settlement agreement with NVIDIA.  Under the terms of the agreement, OPTi received one lump sum payment of $2,000,000 for granting NVIDIA a fully paid-up license to the Pre-Snoop patents under the terms of the license agreement.

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

< PAGE 12 >

INDEX
    On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”.  The complaint alleged that AMD, Atmel Corporation, Broadcom Corporation (“Broadcom”), Renesas Technology America, Inc. (“Renesas”), Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the Company’s patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company reached standstill agreements with BroadCom , Renesas  and settled with
Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year 2009.  During fiscal year 2010 the Company reached standstill agreements with Atmel Corporation and SMSC and a settlement agreement with VIA.  The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009.  The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009.  The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.  During fiscal year 2011, the Company reached licensing agreements with SMSC for an additional $100,000 and Atmel for $25,000, which were recorded as revenue in the quarter ended June 30, 2010.  In the quarter ended September 30, 2010, the Company recorded as revenue license agreements with Broadcom for $1,000,000 and Renesas for $250,000.

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

    On July 30, 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter.  The Company in its case against VIA and SIS is seeking damages or other monetary relief, including pre-judgment interest and awarding of OPTi’s attorney fees.

< PAGE 13 >

INDEX
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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods.  For example, in the fiscal quarter ended June 30, 2010, the Company reached a settlement agreement with AMD for $35,000,000, relating to the Predictive Snooping and Compact-ISA technologies, which the Company recorded as revenue in that period.  Consequently, settlement of these type of claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Outcome of Apple and Predictive Snooping Technology Legal Actions

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

On July 30, 2010 the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA and SIS for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter.  The Company in its case against VIA and SIS is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.

The outcome in the Apple and Predictive Snooping technology legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

< PAGE 14 >

INDEX
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

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future.  In the past, these fluctuations have been caused by a variety of factors including settlement of infringement claims and litigation expenses.  In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

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

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy.  On July 6, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.75 per share on each share of the Company’s common stock.  The dividend was paid on August 12, 2010.  On October 14, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.65 per share on each share of the Company’s common stock.  The dividend will be payable on December 15, 2010.  The company has set the record date for the dividend as of November 24, 2010.  Prior to these two recent dividends, the Company’s last cash distribution had occurred in May 2007.  The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy.  Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable and has been omitted.

Item 3.             Defaults Upon Senior Securities
Not applicable and has been omitted.

Item 4.             Submission of Matters to a Vote of Shareholders
Not applicable and has been omitted.

Item 5.             Other Information
     Not applicable and has been omitted

Item 6.             Exhibits

10.1	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA.

31.1 and 31.2	Certification of the Chief Executive Officer and Chief Financial Officer in accordance with 8 U.S. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer in accordance with rule 15d-14, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

< PAGE 15 >

INDEX
OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.
Date: November 15, 2010	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer

< PAGE 16 >

INDEX