Form 10-K/A
period 2010-03-31
OPTI INC
filed 2010-12-10
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

OPTi Inc.

Form 10-K/A

For the Fiscal Year Ended March 31, 2010

INDEX

Page Number
PART IV
Item 15. Exhibits and Financial Statement Schedules	1
Signatures	3

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of OPTi Inc. (the “Company”) for the fiscal year ended March 31, 2010 (the “Last Fiscal Year”) is being filed for the purpose of filing corrected Section 302 certificates to address typographical errors and to update the Exhibits listing. Other than the changes set forth herein, all other information included in the initial filing, as amended by Amendment No. 1, is unchanged.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A. Except as amended by Amendment No. 1, no other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedules

Schedule Number	Description	Page Number
None

All other schedules not applicable.

(a)(3) Exhibits Listing

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended (1)

3.2	Registrant’s Bylaws (1)

10.1	1993 Stock Option Plan, as amended (1)

10.2	1993 Director Stock Option Plan (1)

10.3	Form of Indemnification Agreement between Registrant and its officers and directors (1)

10.4	1996 Employee Stock Purchase Plan (2)

10.5	1995 Employee Stock Option Plan, as amended (3)

10.6	Patent License Agreement between Intel Corporation and OPTi Inc (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002 (5)

10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)

10.9	Employment Agreement with Bernard T Marren dated as of November 27, 2007 (7)

10.10	Employment Agreement with Michael M. Mazzoni dated as of November 27, 2007 (7)

10.11	Dismissal and License Option Agreement with Broadcom dated December 23, 2008 (8)

10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)

10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)

10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of December 11, 2009 (11)

10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)

10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.17	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (13)

14.1	Code of Ethics (14)

23.1	Consent of Armanino McKenna LLP, Independent Auditors

24.1	Power of Attorney (see page 22, signature page)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002 (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc. (File No. 000-21422)
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc. (File No. 000-21422)
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc. (File No. 000-21422)
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc. (File No. 000-21422)
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended (File No. 000-21422)
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010. (File No. 000-21422)
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc. (File No. 000-21422)
(14)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc. (File No. 000-21422)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of December 10, 2010.

OPTi Inc.

By:	/s/ BERNARD MARREN
Bernard Marren Chief Executive Officer and Chairman of the Board

3