Form 10-Q
period 2010-12-31
OPTI INC
filed 2011-02-14
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

The number of shares outstanding of the registrant's common stock as of January 31, 2011 was 11,645,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31, 2010	March 31, 2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$20,892	$3,578
Accounts receivable	7,450	450
Prepaid expenses and other current assets	36	24
Deferred tax asset	608	11,385
Total current assets	28,986	15,437

Property and equipment, at cost
Machinery and equipment	59	58
Furniture and fixtures	17	17
	76	75
Accumulated depreciation	(69)	(66)
	7	9
Other assets
Deposits	18	18
Non-current deferred tax assets	803	56
Total other assets	821	74
Total assets	$29,814	$15,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$116	$2,173
Accrued expenses	163	448
Accrued employee compensation	971	12
Taxes payable	6,017	—
Total current liabilities	7,267	2,633
Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at December 31, 2010 and 11,642 at March 31, 2010	13,544	13,539
Retained earnings (accumulated deficit)	9,003	(652)
Total stockholders’ equity	20,547	12,887
Total liabilities and stockholders’ equity	$29,814	$15,520

* The balance sheet as of March 31, 2010 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2010	2009	2010	2009

Sales
License and royalties	$12,250	$650	$50,625	$650
Net sales	12,250	650	50,625	650

Costs and expenses
Selling, general and administrative	1,382	1,452	4,442	4,891
Total costs and expenses	1,382	1,452	4,442	4,891

Operating income (loss)	10,868	(802)	46,183	(4,241)
Interest and other income, net	3	283	8	2,317
Income (loss) before provision for income taxes	10,871	(519)	46,191	(1,924)
Income tax provision	6,048	—	20,232	—
Net income (loss)	$4,823	$(519)	$25,959	$(1,924)
Basic net income (loss) per share	$0.41	$0.04	$2.23	$(0.17)
Shares used in computing basic per share amounts	11,646	11,642	11,645	11,642
Diluted net income (loss) per share	$0.41	$0.04	$2.23	$(0.17)
Shares used in computing diluted per share amounts	11,646	11,642	11,646	11,642
Dividend paid per common share	$0.65	—	$1.40	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$25,959	$(1,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3	6
Deferred income taxes	10,030	—

Changes in operating assets and liabilities:
Accounts receivable	(7,000)	300
Prepaid expenses and other current assets	(12)	2
Accounts payable	(2,057)	(374)
Accrued expenses	(285)	375
Accrued employee compensation	959	(94)
Taxes payable	6,017	—
Net cash provided by (used in) operating activities	33,614	(1,709)

Cash flows from investing activities:

Purchase of equipment	(1)	(9)
Net cash used in investing activities	(1)	(9)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Dividend	(16,304)	—
Net cash used in financing activities	(16,299)	—

Net increase (decrease) in cash and cash equivalents	17,314	(1,718)
Cash and cash equivalents, beginning of period	3,578	7,032
Cash and cash equivalents, end of period	$20,892	$5,314
Supplemental disclosures of cash flow information
Income taxes	$4,185	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

1.             Basis of Presentation

The information at December 31, 2010 and for the three and nine-month periods ended December 31, 2010 and 2009, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income (loss)	$4,823	$(519)	$25,959	$(1,924)
Weighted average number of common shares outstanding	11,646	11,642	11,645	11,642
Basic net income (loss) per share	$0.41	$0.04	$2.23	$(0.17)
Weighted average number of common shares outstanding	11,646	11,642	11,645	11,642
Effect of dilutive securities:
Employee stock options	—	—	1	—
Denominator for diluted net income (loss) per share	11,646	11,642	11,646	11,642
Diluted net income (loss) per share	$0.41	$0.04	$2.23	$(0.17)

The Company has excluded options for the purchase of 8,000 shares of common stock from the calculation of diluted net (loss) per share for the three and nine month periods ended December 31, 2009, because such securities are anti-dilutive.

3.           Taxes

Income tax expense for the three month period ended December 31, 2010 was $6.0 million, or 55.6% of pretax income.  The Company recorded no tax provision for the three months ended December 31, 2009.  The Company’s effective tax rate for the three months ended December 31, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the impact of state income taxes through the suspension of California losses (California Budget Act of 2010, S870) and a corresponding valuation allowance against certain federal and state attributes.  The effective tax rate for the three months ended December 31, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefitted pretax losses.

As of December 31, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of September 30, 2010.  The Company has approximately $4.1 million of unrecognized tax benefits relating to federal and state R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded.

During October 2010, California enacted Senate Bill 858 which suspended California net operating loss (“NOL”) utilization for fiscal years 2011 and 2012.  Accordingly, the Company established a valuation allowance against its deferred tax assets related to its California NOLs during the third quarter of fiscal year 2011.  This resulted in a tax expense of approximately $4.0 million.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of the credit carry forwards before utilization.

4.             Cash and Cash Equivalents

The following is a summary as of December 31 and March 31, 2010 (in thousands):

	December 31,	March 31,
	2010	2010

Cash	$100	$100
Money markets funds	20,792	3,478
	$20,892	$3,578

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

As of December 31, 2010 and March 31, 2010, the Company had investments in money market funds of $20.8 million and $3.5 million, respectively, presented as cash equivalents which are classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expires in December 2011.

Rental expense for the operating lease amounted to $29,000 and $26,000, respectively, for the three months ended December 31, 2010 and December 31, 2009.  For the nine-month periods ended December 31, 2010 and 2009, rental expense was $87,000 and $78,000, respectively.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2011	$29,297
March 31, 2012	87,889
Total lease commitment	$117,186

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

Results of Operations for the Three and Nine Months Ended December 31, 2010
Compared to the Three and Nine Months Ended December 31, 2009

Revenues

The Company had net license revenue of $12,250,000 for the three-month period ended December 31, 2010 and $650,000 for the three-month period ended December 31, 2009.  The license revenue for the three-month period ended December 31, 2010 relates to the Company entering into a license agreement with Apple, Inc. (“Apple”).  The license revenue of $650,000 for the three months ended December 31, 2009 relates to a license with VIA Technologies, Inc. in October 2009.  The Company had net license revenue of $50,625,000 for the nine-month period ended December 31, 2010 as compared to $650,000 for the comparable period in 2009.  The increase in net revenue during the nine-month period ended December 31, 2010 versus the nine-month period ended December 31, 2009 primarily relates to licensing agreements with Advanced Micro Devices, Inc., Apple, Broadcom and NVIDIA.  The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended December 31, 2010 were $1,382,000 as compared to $1,452,000 for the quarter ended December 31, 2009.  The decrease in general and administrative costs for the three-month period ended December 31, 2010 as compared to the comparable period ended December 31, 2009 was mainly attributable to a decrease in litigation costs offset, in part, by increased employee costs relating to the executive bonus plan. General and administrative expenses for the nine-month period ended December 31, 2010 were $4,443,000 as compared to $4,891,000 for the nine-months ended December 31, 2009.  The decrease in general and administrative costs for the nine-month period ended December 31, 2010 as compared to the comparable period ended December 31, 2009 was mainly attributable to decreased litigation offset, in part, by increased employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2010 was $3,000 as compared to $283,000 for the three-months ended December 31, 2009.  The decrease in net interest and other income in the three-month period ended December 31, 2010 as compared to the comparable period in 2009 was due to the sale of a patent.  Net interest and other income for the nine-month period ending December 31, 2010 was $8,000 as compared to $2,317,000 for the nine-months ended December 31, 2009.  The decrease in net interest and other income in the nine-month period ended December 31, 2010 as compared to the comparable period in 2009 was due to the standstill agreements signed with SMSC and Atmel Corporation in 2009 for $2,025,000 and the sale of a patent.

Income Taxes

Income tax expense for the three month period ended December 31, 2010 was $6.0 million, or 55.6% of pretax income.  The Company recorded no tax provision for the three months ended December 31, 2009.  The Company’s effective tax rate for the three months ended December 31, 2010 differed from the U.S. Federal statutory rate of 34% primarily due to the impact of state income taxes through the suspension of California losses (California Budget Act of 2010, S870) and a corresponding valuation allowance against certain federal and state attributes.  The effective tax rate for the three months ended December 31, 2009 differed from the U.S. Federal statutory rate of 34% primarily due to unbenefitted pretax losses.

As of December 31, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of September 30, 2010.  The Company has approximately $4.1 million of unrecognized tax benefits relating to federal and state R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded.

During October 2010, California enacted Senate Bill 858 which suspended California net operating loss (“NOL”) utilization for fiscal years 2011 and 2012.  Accordingly, the Company established a valuation allowance against its deferred tax assets related to its California NOLs during the third quarter of fiscal year 2011.  This resulted in a tax expense of approximately $4.0 million.

Utilization of the credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of the credit carry forwards before utilization.

Liquidity and Capital Resources

Cash and cash equivalents increased to $20.9 million at December 31, 2010 from $3.6 million at March 31, 2010.  The increase in cash and cash equivalents of approximately $17.3 million from March 31, 2010, to December 31, 2010, primarily relates to the net income for the period and in the full utilization of deferred income tax assets offset, in part, by an increase in accounts receivable, a dividend, and a decrease in accounts payable.  Working capital as of December 31, 2010, increased to $21.7 million from $12.8 million at March 31, 2010.  During the first nine-months of fiscal 2011, operating activities provided approximately $33.6 million of cash.  Cash provided by operating activities was primarily due to net income during the nine-month period of $25.3 million and a decrease in deferred income tax, offset in part, by a decrease in accounts payable and an increase in accounts receivable.

As of December 31, 2010, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $20.9 million, with net working capital of approximately $21.7 million.  On August 12 and December 15, 2010, the Company paid cash dividends of $0.75 and $0.65 per share, respectively, on each share of the Company’s common stock, equal to approximately $16.3 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2011.  The total remaining commitment under the lease at December 31, 2010 is approximately $117,000.

Contractual Obligations

There was no material change as of December 31, 2010, to our contractual obligations as compared to those at March 31, 2010 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Off Balance Sheet Arrangements

None

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of December 31, 2010, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.             Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended December 31, 2010.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD.  Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD.  AMD was required to make five non-refundable, non-creditable fully earned payments totaling $32 million to the Company.  There is no future performance obligation.  In accordance with the Company’s revenue recognition policy, $32 million was recorded as revenue during the quarter ending June 30, 2010, as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

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

The license agreement provides that the Company receive quarterly royalty payments of $750,000 from NVIDIA, so long as NVIDIA continues to use the Company’s Predictive Snoop technology, commencing in February 2007 up to a maximum of 12 such payments in exchange for a license for future use of the Pre-Snoop patents.    Royalties are recorded as revenue when earned and received.

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

     On January 16, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Apple for infringement of three of the Company’s patents:  U.S. Patent No. 5,710,906, U.S. Patent No. 5,813,036 and U.S. Patent No. 6,405,291, which were all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that Apple has infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

On April 3, 2009, the court ruled that Apple had infringed the OPTi patents at issue.

On April 23, 2009, a jury from the United States District Court for the Eastern District of Texas ruled in OPTi’s favor in the patent infringement trial between OPTi Inc and Apple Inc. The jury ruled on the following four issues:

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

Apple had filed a number of post-trial motions seeking to reverse the jury verdict or to secure a new trial on a variety of issues.

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

On December 9, 2010, the Company announced that it had entered into a Settlement and License Agreement with Apple.  Under the terms of the agreement, OPTi received one lump sum payment, in December 2010, for granting Apple a fully paid-up, royalty free license to OPTi patents.

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”.  The complaint alleged that AMD, Atmel Corporation, Broadcom Corporation (“Broadcom”), Renesas Technology America, Inc. (“Renesas”), Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. have infringed the Company’s patents by making, selling, and offering one or more of the following products:  core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology.  The Company reached standstill agreements with BroadCom, Renesas and settled with Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year 2009.  During fiscal year 2010 the Company reached standstill agreements with Atmel Corporation and SMSC and a settlement agreement with VIA.  The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009.  The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009.  The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.  During fiscal year 2011, the Company reached licensing agreements with SMSC for an additional

$100,000 and Atmel for $25,000, which were recorded as revenue in the quarter ended June 30, 2010.  In the quarter ended September 30, 2010, the Company recorded as revenue license agreements with Broadcom for $1,000,000 and Renesas for $250,000.

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

In addition, the Company’s focus on pursuing claims related to its intellectual property position can result in one time payments that may increase revenues during a single fiscal period but may not be repeated in future periods.  For example, in the fiscal quarter ended June 30, 2010, the Company reached a settlement agreement with AMD for $35,000,000, relating to the Predictive Snooping and Compact-ISA technologies, which the Company recorded as revenue in that period.  Consequently, settlement of these types of claims will cause our operating results to fluctuate from period to period and revenues that we may receive from such a settlement should not be viewed as indicative of future trends in our operating results.

Potential Reduction of Number of Infringement Claims

While the Company continues to evaluate whether there are additional companies infringing its patents, there is no assurance that there will continue to be a significant number of parties from whom to seek licensing arrangements.  As technology in the PC industry evolves, the ability of the Company to pursue infringement claims on its previously developed technology becomes increasingly limited.  If the number of infringing parties decreases, the Company’s pursuit of infringement claims (and, correspondingly, licensing revenue) will decline.

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

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy.  On July 6, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.75 per share on each share of the Company’s common stock.  The dividend was paid on August 12, 2010.  On October 14, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.65 per share on each share of the Company’s common stock.  The dividend was paid on December 15, 2010.  The company had set the record date for the dividend as of November 24, 2010.  Prior to these two recent dividends, the Company’s last cash distribution had occurred in May 2007.  The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy.  Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable and has been omitted.

Item 3.             Defaults Upon Senior Securities
Not applicable and has been omitted.

Item 4.             Submission of Matters to a Vote of Shareholders
Not applicable and has been omitted.

Item 5.             Other Information

Not applicable and has been omitted

Item 6.             Exhibits

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended (1)
3.2	Registrant’s Bylaws (1)
10.1	1993 Stock Option Plan, as amended (1)
10.2	1993 Director Stock Option Plan (1)
10.3	Form of Indemnification Agreement Between Registrant and its Officers and Directors (1)
10.4	1996 Employee Stock Purchase Plan (2)
10.5	1995 Employee Stock Option Plan, as amended (3)
10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)
10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002 (5)
10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)
10.9	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)
10.10	Employment Agreement with Michael M. Mazzoni, dated as of November 27, 2007 (7)
10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)
10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)
10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)
10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of December 11, 2009 (11)
10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)
10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)
10.17	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (14)
10.18	Settlement and License Agreement with Apple Inc., dated as December 6, 2010 (15)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002 (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc. (File No. 000-21422).
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc. (File No. 000-21422).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc. (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc. (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 000-21422).
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc. (File No. 000-21422).
(14)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc. (File No. 000-21422).
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010 (File No. 000-21422).

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.
Date: February 14, 2011	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer