Form 10-K
period 2011-03-31
OPTI INC
filed 2011-06-29
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2010, as reported on the Over the Counter–Bulletin Board, was approximately $17,373,152 and closing price of $2.60. Shares of Common Stock held by each executive officer, director, and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of May 31, 2011 was 11,645,903.

OPTi Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2011

PART I

Item 1.	Business

Information set forth in this report includes forward looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights, its current litigation efforts and the uncertainty inherent in such litigation, the willingness of the parties the Company believes are infringing its patents to settle our claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to our intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors” found below.

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

From inception through 1998, OPTi’s principal business was its core logic products for desktop PCs and the Company employed as many as 235 employees over the years. However, in time, OPTi faced increasingly tight competition from companies with substantially greater financial, technical, distribution and marketing resources. During February 1999, the Company completely ceased further development of core logic products, although OPTi continued to ship such products to customers up to September 2002.

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

During the fiscal year 2011, the Company recorded net revenue of $50,625,000 relating to licensing agreements on its Predictive Snooping and Compact ISA technology. The vast majority of the fiscal year 2011 revenue relates to licensing activity with Advanced Micro Devices (“AMD”) and Apple, Inc. (“Apple”). During the fiscal year 2010, the Company also recorded net revenue of $650,000 relating to a license with VIA Technologies (“VIA”).

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

On September 29, 2010, the Company announced that it had entered into a patent licensing and arbitration agreement with NVIDIA. Under the terms of the agreement, the Company received one lump sum of $2,000,000 for granting NVIDIA a fully paid-up license to the Company’s Pre-Snoop patents under the terms of the license agreement. This amount was recognized as revenue in fiscal year 2011 in accordance with the company’s revenue recognition policy

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology.

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. In accordance with the Company’s revenue recognition policy $32 million was recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

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

On December 9, 2010, the Company announced that it had entered into a Settlement and License Agreement with Apple. Under the terms of the agreement, OPTi received one lump sum payment, in December 2010, for granting Apple a fully paid up, royalty free license to OPTi patents. This amount was recognized as revenue in fiscal year 2011 in accordance with the company’s revenue recognition policy

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit were U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”. The Company alleged that Advanced Micro Devices, Atmel Corporation,

Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During fiscal year 2010, the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The settlement amount received from VIA of $650,000 was included in revenue for the quarter ended December 31, 2009.

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

The Company’s Pre-Snoop patented technology was originally filed with the United States Patent and Trademark Office (“USPTO”) in July 1995 and all three patents in this technology will expire in July 2015. The Company’s Compact ISA technology was originally filed in February 1996 with the USPTO and the three patents relating to this technology will expire in February 2016.

The Company continues to explore potential new infringers of its patented technology in both the Pre-Snoop and Compact ISA technology but can make no assurances that it will be successful in finding additional infringers.

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

Outcome of VIA and SIS Legal Actions

On July 30, 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA and System Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, which are all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The Company alleged that VIA and SIS infringed the patents by making, selling, and offering for sale desktop and portable computers and servers incorporating Predictive Snooping technology.

The outcome in the VIA and SIS legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

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

Fluctuations in Operating Results

The Company has experienced significant fluctuations in its operating results in the past and expects that it will experience such fluctuations in the future. In the past, these fluctuations have been caused by a variety of factors including the ability to license its technology, cost of infringement analysis and litigation expenses. In the future, the Company’s operating results will largely be dependent on its ability to generate revenue from its pursuit of license and patent infringement claims.

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

Uncertainty of Future Distributions to Shareholders

From time to time, the Company has made distributions to its shareholders of funds that it believed unlikely to be required for the pursuit of its legal strategy. On August 12 and December 15, 2010, the Company paid cash dividends of $0.75 and $0.65 per share, respectively, on each share of the Company’s common stock. Its most recent previous cash distribution had occurred in 2007. The amount and frequency of future distributions to shareholders depends upon a number of factors including the Company’s ability to achieve future revenues from its patent infringement claims, the amount of the Company’s legal, operating and compensation costs, tax treatment of such dividends and changes to the Company’s intellectual property position or strategy. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Item 2.	Properties

The Company is headquartered in Palo Alto, California, where it leases administrative facilities in one location consisting of an aggregate of approximately, 2,800 square feet. The lease on this building expires in December 2011. The Company believes that it will have the ability to either renew the lease in its existing facility or find alternative space once the lease expires.

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

On September 29, 2010, the Company announced that it had entered into a patent licensing and arbitration agreement with NVIDIA. Under the terms of the agreement, the Company received one lump sum of $2,000,000 for granting NVIDIA a fully paid-up license to the Company’s Pre-Snoop patents under the terms of the license agreement. This amount was recognized as revenue in fiscal year 2011 in accordance with the company’s revenue recognition policy

On November 15, 2006, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Advanced Micro Devices, Inc. (“AMD”) for infringement of three U.S. patents relating to its “Predictive Snooping” technology.

On April 30, 2010, the Company entered into a litigation settlement and license agreement with AMD. Under the license agreement the Company agreed to dismiss its patent infringement lawsuit against AMD and licensed certain patents to AMD. In accordance with the Company’s revenue recognition policy $32 million was recorded as revenue during the quarter ending June 30, 2010 as persuasive evidence that an agreement existed, delivery had occurred and there were no future performance obligations, fees were fixed or determinable and collectability was reasonably assured.

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

On December 9, 2010, the Company announced that it had entered into a Settlement and License Agreement with Apple. Under the terms of the agreement, OPTi received one lump sum payment, in December 2010, for granting Apple a fully paid up, royalty free license to OPTi patents. This amount was recognized as revenue in fiscal year 2011 in accordance with the company’s revenue recognition policy

On July 3, 2007, the Company announced that it had filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against eight companies for infringement of two U.S. patents. The two patents at issue in the lawsuit were U.S. Patent No. 5,944,807 and U.S. Patent No. 6,098,141; both entitled “Compact ISA-Bus Interface”. The Company alleged that Advanced Micro Devices, Atmel Corporation, Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc., SMSC, STMicroelectronics and VIA Technologies, Inc. infringed the patents by making, selling, and offering one or more of the following products: core logic chipsets, Super I/O devices, Trusted Platform Modules, certain flash memory devices, certain I/O controllers and other semiconductor products incorporating Compact ISA-Bus Interface technology. The Company settled with Broadcom Corporation, Renesas Technology America, Inc., Silicon Storage Technology, Inc. and STMicroelectronics during the fiscal year ended March 31, 2009. During fiscal year 2010, the Company settled with Atmel Corporation, SMSC and VIA. The settlement amount received from Atmel Corporation of $125,000 is included in other income for the quarter ended June 30, 2009. The settlement amount received from SMSC of $1,900,000 is included in other income for the quarter ended September 30, 2009. The settlement amount received from VIA of $650,000 is included in revenue for the quarter ended December 31, 2009.

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

On June 9, 2011, S. Muoio & Co. LLC (“SMC”) filed a Complaint to Determine Validity of Election of Corporate Directors and for Ancillary Injunctive Relief (the “Complaint”) in the Superior Court of the State of California for the County of Santa Clara.

The Complaint challenges the validity of the election of corporate directors conducted by OPTi at its annual meeting of shareholders held on May 23, 2011 (“Annual Meeting”) in Palo Alto, CA. SMC specifically seeks a determination that its proposed candidate, Robert H. Edelman, was elected by reason of having the most votes of any candidate at the annual meeting, and related relief. The Company believes that Mr. Edelman was not properly nominated and is contesting the allegations in the Complaint.

On June 10, 2011, the Court set an expedited hearing as required by California Corporations Code Section 709. The hearing is scheduled for July 18, 2011 in the Santa Clara County Superior Court.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following required information is filed as a part of this Report:

During fiscal year 2011 the Company paid cash dividends of $0.75 and $0.65 per share, respectively, on each share of the Company’s common stock, equal to approximately $16.3 million. The Company did not issue any cash dividends on its common stock in fiscal year 2010.

The Company’s common stock traded on the NASDAQ National Market until May 25, 2004. Its common stock is traded on the OTC Bulletin Board under the ticker symbol “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

	Quarterly Period Ended
	June 30	September 30	December 31	March 31
Common stock price per share:
Fiscal 2011
High	$4.20	$3.92	$3.17	$2.35
Low	$3.34	$2.55	$2.17	$2.02

Fiscal 2010
High	$3.30	$3.90	$3.85	$4.16
Low	$1.74	$3.10	$2.78	$3.10

As of June 14, 2011, there were approximately 94 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2011 and does not currently intend to do so in the future.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report includes forward looking information made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involves risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights including its current litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims, the degree to which technology subject to the Company’s intellectual property rights is used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors”.

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

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area. During fiscal year 2011, the Company entered into a several settlement and licensing arrangements totaling approximately $52,625,000 on the core logic technology that the Company had developed. The Company believes that there may be additional companies that may be infringing its patents.

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

We believe that of the significant accounting policies used in preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements) the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

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

Income Taxes. – Uncertain income tax positions recognized must meet a more-likely-than-not recognition threshold. Any potential accrued interest and penalties related to unrecognized tax benefits within operations are recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes. At March 31, 2011, we have a liability for unrecognized tax benefits of $4.1 million, all of which, if recognized, would affect our effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal and California income tax examinations by tax authorities for years 1996 - 2010 and 1994 - 2010, respectively.

Results of Operation

2011 Compared to 2010 – The Company recorded $50,625,000 of net sales during the fiscal year ended March 31, 2011 (“fiscal year 2011”) as compared to $650,000 of net sales (which is license fees and related revenues) during the fiscal year ended March 31, 2010 (“fiscal year 2010”). This increase in net sales was attributable to higher licensing revenue as the Company entered into licensing agreement with AMD, Apple and additional companies during the fiscal year ended March 31, 2011 versus only the licensing agreement with VIA in fiscal year 2010. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

Gross margin for fiscal year 2011 and fiscal year 2010 was 100%. This gross margin is attributable to the Company’s revenue in fiscal year 2011 and fiscal year 2010 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for fiscal year 2011 were $5.1 million as compared to $7.4 million for fiscal year 2010. This represented an approximate 31% decrease in SG&A expenses year over year. This decrease was primarily related to decreased costs associated with the litigations and arbitration cases against AMD, Apple, Compact ISA defendants and NVIDIA, during 2011.

Net interest and other income for fiscal year 2011 was $12,000 as compared to $2.3 million in fiscal year 2010. The decrease in net interest and other income in fiscal year 2011, as compared to fiscal year 2010, was primarily due to standstill agreements, which were recorded as other income, reached during fiscal year 2010.

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

Income tax expense for fiscal year 2011 was approximately $19.9 million, an effect tax rate of 43.8%, as compared to a benefit of $11.4 million during fiscal year 2010. During the fiscal year ended March 31, 2011, the Company booked the statutory federal and state tax rates. During fiscal year 2010, the Company based on known sources of future taxable income related to legal settlements consummated during fiscal year 2011 determined that it was more likely than not that $11.4 million of deferred tax assets would be realized.

Liquidity and Capital Resources

In fiscal year 2011, the Company generated approximately $38.5 million in operating activities primarily related to the operating profit of the Company, offset in part, by an increase in accounts payable. In fiscal year 2010, the Company used approximately $3.4 million in operating activities primarily related to the operating loss of the Company, offset in part, by a decrease in accounts payable.

The Company had insignificant investment activities in fiscal year 2011 and 2010, making only $4,000 and $10,000 in purchases of property and equipment, respectively.

The Company used approximately $16.3 million in financing activities in fiscal year 2011, related to cash dividends. The Company had no financing activity during the fiscal year ended March 31, 2010.

As of March 31, 2011, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $25.8 million and working capital of approximately $25.5 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

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

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2011. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2011. This annual report does not include disclosure of an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s annual report.

Bernard Marren	Mike Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, as of June 15, 2011, were as follows:

Name	Age	Position with the Company
Bernard T. Marren	75	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	48	Chief Financial Officer and Secretary
Stephen F. Diamond (1)(2)(4)	55	Director
Kapil K. Nanda (1)(3)(4)	65	Director
William H. Welling (1)(2)(3)(4)	77	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Independent Director

All board members serve until the next annual meeting of shareholders when they are either re-elected or their successors are elected.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is currently a director at several privately held companies. Mr. Marren also served as a director at Infocus Corporation, until its sale in 2009, and Microtune, Inc. until its sale in 2010. We believe that Mr. Marren is qualified to sit on our Board because he is the President and Chief Executive Officer of the Company and has served in that role for the past twelve years.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to December 1999. The last two years prior to his departure Mr. Mazzoni served as the Company’s Chief Financial Officer. Mr. Mazzoni also served as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, from January 2003 to June 2005. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000. Mr. Mazzoni has over twenty five years of experience in the accounting and finance area for technology companies and has been with the Company for seventeen years. In that time Mr. Mazzoni has accumulated significant knowledge of the Company’s intellectual property and licensing activities.

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

William H. Welling was elected as a director in August 1998. He is currently Chairman and CEO of @Comm Corporation, a telecommunications software company. In August 2001, @Comm Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code. Mr. Welling also serves as a director on the boards of several private companies. The Company believes that Mr. Welling’s management experience with technology companies makes him an excellent member of the Board.

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

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to the Company’s officers, directors and 10% shareholders were complied with other than a late initial Form 3 filing by Mr. Diamond.

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

To achieve these objectives, our Compensation Committee establishes and reviews compensation packages for our executive officers on an annual basis, consisting of a combination of salary and cash bonus. During fiscal year 2007 the Compensation Committee determined that it would be appropriate to enter into employment agreements (“Employment Agreements”) with Mr. Marren and Mr. Mazzoni, primarily in order to document the provisions of the Shareholders Return Bonus (as defined in the Employment Agreements) program, adjust certain of the payment thresholds and address program award payments under particular circumstances. The shareholders of the Company at the November 27, 2007 annual meeting approved the Employment Agreements for Mr. Marren and Mr. Mazzoni.

The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO. For our other executive officer, the Compensation Committee meets outside the presence such executive officers.

The Compensation Committee considers the recommendations of management when establishing compensation for our executive officers, but relies upon its own judgment to determine each individual’s compensation. Factors that affect the Compensation Committee’s judgment include each individual’s performance and scope of responsibilities, as well as overall Company performance.

Elements of Executive Compensation

Executive compensation consists of the following elements, as described more fully in the Employment Agreements, copies of which are filed as Appendix E to our Definitive Proxy Statement on Schedule 14A filed on October 29, 2007:

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

Discretionary Bonus.    Bonus targets are based on a percentage of the executive’s base salary. The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount. The bonus is ordinarily paid in a single installment following the completion of a given fiscal year. The individual performance objectives tend to be keyed to the company’s goals in regards to licensing its intellectual property. The Compensation Committee did not recommend any discretionary bonuses for Mr. Marren and Mr. Mazzoni during fiscal year 2011.

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

Shareholder Return Bonus.    Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of either 1) all monies returned to the shareholders of the Company when such a return is made or 2) all monies received from its intellectual property strategy, if the Company determines not to distribute any third party payments from that strategy within six months of receiving that payment. The compensation ranges from 1% to 5% of the amount received from third party payments from the intellectual property strategy. During fiscal 2011, the Company awarded Mr. Marren and Mr. Mazzoni $1,032,401 and $688,268, respectively, under the Shareholder Return Bonus plan, from third party payments which were either distributed to shareholders, in the form of dividends, or were not distributed to shareholders.

On June 13, 2011, the Company paid Mr. Marren and Mr. Mazzoni a Shareholder Return Bonus in the amount of $682,710. $646,710 of this bonus was paid four days before, and $36,000 was paid ninety five days before, the end of the six-month time period during which the Company is contractually obligated to make such payments. The Company has in the past paid such Bonuses at the end of the six-month time period. However, the independent directors of the Company were advised by the Company’s auditors prior to the end of the last fiscal year that a payment of this particular Bonus prior to the end of the six-month time period would result in a material savings for the Company and thus the independent directors voted unanimously to make the payments prior to the end of the six-month time period.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal years 2011 and 2010. Collectively, these are the “Named Executive Officers”:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Compensation Incentive Plan Comp.(3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensation		Total
Bernard T. Marren	2011	$158,963	—	—	—	$1,032,401	—	$10,899	(4)	$1,202,263
Chief Executive Officer—CEO	2010	$157,000	—	—	—	$89,250	—	$11,000	(4)	$257,250

Michael F. Mazzoni	2011	$111,375	—	—	—	$688,268	—	$8,250	(4)	$807,893
Chief Financial Officer—CFO	2010	$110,000	—	—	—	$59,500	—	$2,873	(4)	$172,373

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year for the fair value of stock options granted to each of the named executives, in 2011, as well as prior fiscal years, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “ Shareholder Return Bonus”.

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2011. Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan. The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2011 during which they earned payments under the plan which are reflected in the Summary Compensation Table above. However, no new awards were granted under the plan during fiscal 2011.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards with our Named Executive Officers as of March 31, 2011.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2011.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2011.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2011.

Potential Payments Upon Termination or Change in Control

Severance and change-in-control arrangements for Mr. Marren and Mr. Mazzoni are included in the employment agreements approved by the shareholders at the November 27, 2007 annual meeting.

Director Compensation

The following table summarizes director compensation during fiscal year 2011:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)	Option Awards(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond	$43,500	—	—	—	—	—	$43,500
Kapil Nanda	$39,000	—	—	—	—	—	$39,000
William Welling	$43,500	—	—	—	—	—	$43,500

(1)	Mr. Marren is not included in this table as he is an employee of the Company and receives no extra compensation for his services as a Director. The compensation received by Mr. Marren, as an employee of the Company, is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)	As of March 31, 2011, each non-employee Director received a $15,000 yearly retainer and a fee of $1,500 per board or committee meeting attended.

(3)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FASB ASC Topic 72 Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions.

(4)	As of March 31, 2011, Mr. Nanda held options to purchase 4,000 shares of our common stock. Stephen Diamond and William Welling had no options outstanding. There were no options granted during fiscal year 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Diamond and Welling, each of whom is an independent director and neither of whom is a current or former employee of the Company. During 2011, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2011 (or earlier date for information based on filings with the Securities and Exchange Commission) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers) and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,645,903 shares of our common stock were issued and outstanding as of June 1, 2011.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Owned(2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days(3)	Total Number of Shares of Common Stock Beneficially Owned(4)	Percent Ownership
S. Muoio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	3,240,724	—	3,240,724	27.8%

Lusman Capital Management LLC(6) 53 Forest Avenue, Suite 202 Old Greenwich, CT 06870	854,833	—	854,833	7.3%

Raffles Associates LP(7) 450 Seventh Ave, Ste. 509 New York, NY 10123	796,515	—	796,515	6.8%

Weiss Asset Management LP(8) 222 Berkeley Street, 16th Floor Boston, MA 02116	682,927	—	682,927	5.9%

Dimension Fund Advisors Inc.(9) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 940401	581,210	—	581,210	5.0%

Bernard T. Marren	15,788	—	15,788	*

Michael F. Mazzoni	—	—	—	*

Stephen Diamond	—	—	—	*

Kapil Nanda	4,000	4,000	8,000	*

William Welling	21,333	—	21,333	*

All executive officers and directors as a group (5 persons)	41,121	4,000	45,121	*

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2011.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc, 3430 W. Bayshore Road, Ste 103, Palo Alto, CA 94303.

(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2011.

(3)	Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2011 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)	Information on holdings of S. Muoio & Co LLC (“SMC”) is taken from a Form 13D/A filed on February 24, 2011. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which SMC serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

(6)	Information on holdings of Lusman Capital Management, LLC is taken from a Form 13G/A filed on February 9, 2011. Joel Lusman is the managing partner of Lusman Capital Management, LLC.

(7)	Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on February 14, 2008. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(8)	Information on holdings of Weiss Asset Management LP is taken from a form 13G filed on February 11, 2011. Shares reported are beneficially owned by a private investment partnership. BIP GP is the sole general partner of the Partnership, Weiss Asset Management is the sole investment manager to the Partnership, WAM GP is the sole general partner of Weiss Asset Management, and Andrew Weiss is the managing member of WAM GP and BIP GP.

(9)	Information on holdings of Dimensional Fund Advisors is taken from a Schedule 13G/A filed on February 9, 2009. The shares listed are owned by advisory clients of Dimensional Fund Advisors. Dimensional Fund Advisors disclaims beneficial ownership of the shares listed. Katherine Newell is Vice President and Secretary of Dimension Fund.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of March 31, 2011, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,000	$2.74	—
Equity compensation plans not approved by security holders	—	—	—

Total	4,000	$2.74	—

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Procedures for Approval of Related Person Transactions

The Board of Directors is responsible for reviewing and approving all material transactions with any related party. “Related Party” means any of the following:

•	A director (which term when used includes any director nominee),

•	an executive officer,

•	a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock,

•	or a person known by the Company to be an immediate family member of any of the foregoing.

“Immediate family member” means a child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director or beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or beneficial owner.

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

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Armanino McKenna LLP for fiscal year 2011 and 2010.

	2011	2010
Audit Fees (1)	$115,653	$84,000
Audit Related Fees	—	—
Tax Fees (2)	17,580	12,000
All Other Fees	19,600	17,000

Total	$152,833	$113,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2011 and 2010, all services provided by Armanino McKenna LLP were pre-approved by the Audit Committee.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

Schedule Number	Description	Page Number
None

All other schedules not applicable.

(a)(3)  Exhibits Listing

Exhibit Number	Description
3.1	Registrant’s Articles of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws. (1)

10.1	1993 Stock Option Plan, as amended. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Form of Indemnification Agreement between Registrant and its officers and directors. (1)

10.4	1996 Employee Stock Purchase Plan. (2)

10.5	1995 Employee Stock Option Plan, as amended. (3)

10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc., dated as of September 30, 2002. (5)

10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)

10.9	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)

10.10	Employment Agreement with Michael M. Mazzoni, dated as of November 27, 2007 (7)

10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)

10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)

Exhibit Number	Description
10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)

10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST), as amended, dated as of December 11, 2009 (11)

10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)

10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.17	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (13)

10.18	Settlement and License Agreement with Apple Inc., dated as of December 6, 2010 (14)

10.19	Patent License Agreement with Exar Corporation, dated March 14, 2011

14.1	Code of Ethics (15)

23.1	Consent of Armanino McKenna LLP, Independent Auditors.

24.1	Power of Attorney (see page 29, signature page).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.

(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.

(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002. (File No. 000-21422).

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc., (File No. 000-21422).

(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007, (File No. 000-21422).

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc., (File No. 000-21422).

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc., (File No. 000-21422).

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc., as amended, (File No. 000-21422).

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended, (File No. 000-21422).

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010, (File No. 000-21422).

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc., (File No. 000-21422).

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the securities and Exchange Commission on December 9, 2010, (File No. 000-21422).

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc., (File No. 000-21422).

(b)  Reports on Form 8-K.

None

(c)  Exhibits. See Item 15 (a)(3) above.

(d)  Financial Statements Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 29, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ BERNARD MARREN Bernard Marren	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 29, 2011

/S/ MICHAEL MAZZONI Michael Mazzoni	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011

/S/ STEPHEN DIAMOND Stephen Diamond	Director	June 29, 2011

/S/ KAPIL K NANDA Kapil K. Nanda	Director	June 29, 2011

/S/ WILLIAM WELLING William Welling	Director	June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OPTi, Inc.

Palo Alto, CA

We have audited the accompanying consolidated balance sheet of OPTi, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of OPTi, Inc. as of March 31, 2011 and 2010, and the results of their consolidated operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ARMANINO MCKENNA, LLP

San Ramon, California

June 29, 2011

OPTi Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$25,779	$3,578
Accounts receivable	—	450
Prepaid expenses and other current assets	105	24
Deferred tax asset	556	11,385

Total current assets	26,440	15,437
Equipment and furniture
Office equipment	62	58
Furniture and fixtures	17	17

	79	75
Accumulated depreciation	(70)	(66)

	9	9
Other assets
Deposits	—	18
Non-current deferred tax asset	783	56

Total other assets	783	74

Total assets	$27,232	$15,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32	$2,173
Accrued expenses	211	448
Accrued employee compensation	684	12

Total current liabilities	927	2,633

Other liabilities
Non current taxes payable	4,098	—

Total liabilities	5,025	2,633

Shareholders’ equity
Preferred stock, no par value:
Authorized shares — 5,000,000
No shares issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 11,645,903 at March 31, 2011 and 11,641,903 at March 31, 2010	13,544	13,539
Retained earnings (Accumulated deficit)	8,663	(652)

Total shareholders’ equity	22,207	12,887

Total liabilities and shareholders’ equity	$27,232	$15,520

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended March 31, 2011	Year Ended March 31, 2010
Sales
License sales	$50,625	$650

Net sales	50,625	650
Costs and expenses
General and administrative	5,094	7,440

Total costs and expenses	5,094	7,440
Operating income (loss)	45,531	(6,790)
Interest income and other	12	2,319

Income (loss) before provision for income taxes	45,543	(4,471)
Income tax provision (benefit)	19,923	(11,439)

Net income	$25,620	$6,968

Basic net income per share	$2.20	$0.60

Shares used in computing basic per share amounts	11,645	11,642

Diluted net income per share	$2.20	$0.60

Shares used in computing diluted per share amounts	11,646	11,645

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Total Shareholders’ Equity
Balance at March 31, 2009	11,641,903	$13,539	$(7,620)	$5,919
Net income	—	—	6,968	6,968

Balance at March 31, 2010	11,641,903	13,539	(652)	12,887

Issuance of common stock under stock option plans	4,000	5	—	5
Cash dividends	—	—	(16,305)	(16,305)
Net income	—	—	25,620	25,620

Balance at March 31, 2011	11,645,903	$13,544	$8,663	$22,207

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2011	Year Ended March 31, 2010
Operating activities
Net income	$25,620	$6,968
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	4	6
Increase (decrease) in deferred income taxes and non current taxes payable	14,200	(11,441)
Changes in operating assets and liabilities:
Accounts receivable	450	300
Prepaid expenses and other current assets	(63)	4
Accounts payable	(2,141)	1,066
Accrued expenses	(237)	(121)
Accrued employee expenses	672	(226)

Net cash provided by (used in) operating activities	38,505	(3,444)

Investing activities
Purchases of property and equipment	(4)	(10)

Net cash used in investing activities	(4)	(10)

Financing activities
Cash dividends	(16,305)	—
Proceeds from issuance of common stock	5	—

Net cash used in financing activities	(16,300)	—

Net increase (decrease) in cash and cash equivalents	22,201	(3,454)
Cash and cash equivalents at beginning of year	3,578	7,032

Cash and cash equivalents at end of year	$25,779	$3,578

Supplemental cash flow information
Cash paid for income taxes	$5,792	$2

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company—OPTi Inc., a California corporation, is engaged in licensing its intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.

Principles of Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2011 and 2010 substantially all cash and cash equivalents consisted of money market accounts.

Income Taxes—Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. Uncertain income tax positions recognized must meet a more-likely-than-not recognition threshold. Any potential accrued interest and penalties related to unrecognized tax benefits within operations are recorded as income tax expense.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Revenue Recognition—Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectability is reasonably assured. Royalties are recorded as revenue when earned and collectability is reasonably assured.

Net Income Per Share—Basic net income per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed weighted-average shares outstanding for all of the periods presented. Diluted income per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820). ASU No. 2010-06 provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

Stock Option Plans

No options were granted to employees during fiscal years 2011 and 2010.

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

There were no shares outstanding as of March 31, 2011, 2010, and 2009 under the 1993 Stock Option Plan.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price Per Share
Outstanding at March 31, 2009	8,000	$2.01
Outstanding at March 31, 2010	8,000	$2.01
Exercised in 2011	(4,000)	$1.27

Outstanding at March 31, 2011	4,000	$2.74

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2011 and 2010, there were 4,000 and 8,000 options outstanding and exercisable, respectively. The weighted average exercise price for the exercisable shares as of March 31, 2011 was $2.74.

Stock Options Outstanding and Stock Options Exercisable:

The following table summarizes information about options outstanding at March 31, 2011:

Options Outstanding				Options Exerciseable
Range of Exercise Price Per Share	Number of Shares	Weighted Average Contractural Life (in years)	Weighted Average Per Share Exercise Price	Number of Shares	Average Weighted Exercise Price Per Share
$2.74	4,000	0.76	$2.74	4,000	$2.74

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2010	8,000	$2.01
Outstanding at March 31, 2011	4,000	$2.74	.76	—
Exercisable at March 31, 2011	4,000	$2.74	.76	—

There were no options granted during the fiscal years ended March 31, 2011 and 2010.

Common Stock Reserved

At March 31, 2011, the Company has reserved shares of common stock for future issuance as follows:

1993 Director Stock Option Plan	4,000

Totals	4,000

As of March 31, 2011, the Company has no option available for future issuance.

3. Net Income Per Share

Basic net income per share per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares if all convertible securities were converted into common stock.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2011	2010
Net income	$25,620	$6,968

Weighted average number of common shares outstanding	11,645	11,642

Basic and diluted net income per share	$2.20	$0.60

Weighted average number of common shares outstanding	11,645	11,642
Effect of dilutive securities:
Employee stock options	1	3

Denominator for diluted net income per share	11,646	11,645

Diluted net income per share	$2.20	$0.60

Note 4—Cash and Equivalents

The following is a summary as of March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Cash	$100	$100
Money Market	25,679	3,478

Total	$25,779	$3,578

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

As of March 31, 2011 and March 31, 2010, the Company had cash and investments in money market funds of $25.7 million and $3.6 million, respectively, in cash equivalents classified as Level I in the fair value hierarchy and no Level II or Level III investments.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Commitments

The Company leases its facility under a noncancellable operating lease that expires in December 2011.

Rental expense for operating leases amounted to $116,000 and $107,000, respectively, for the years ended March 31, 2011 and 2010.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2012	$87,890

Total lease commitment	$87,890

Note 6—Concentrations

Major Customer

During fiscal year 2011 the Company recorded $50,625,000 as revenue. The vast majority of the revenue in fiscal year 2011 was due to licensing agreements with AMD for $35,000,000 and Apple for $12,250,000. The Company received all of its revenue in fiscal year 2010 from a licensing agreement with VIA.

Note 7—Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2011	2010
Federal:
Current	$5,886	$—
Deferred	8,263	(9,602)

	14,149	(9,602)

State:
Current	3,936	2
Deferred	1,838	(1,838)

	5,774	(1,836)

Total	$19,923	$(11,439)

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	2011	2010
Expected provision for (benefit from) income taxes at federal statutory rate	$15,485	$(1,520)
State income tax benefit, net of federal effect	2,657	(260)
Valuation allowance	1,780	(11,853)
Tax credit expiration	—	2,366
Other	1	(172)

Provision for (Benefit from) Income Taxes	$19,923	$(11,439)

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,884	$10,702
Tax credit carryforwards	—	824
Depreciation and amortization	2	14
Reserves and accruals	1,340	4

Total deferred tax assets	$3,226	$11,545

Valuation allowance	(1,867)	(104)

Net deferred tax assets	$1,339	$11,441

During fiscal year 2011, the Company recorded an income tax benefit of approximately $19.9 million related to both current and deferred tax expense.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. Based on known sources of future taxable income related to legal settlements consummated during fiscal year 2011, the Company determined that as of December 31, 2010 it was more-likely-than-not that $11.4 million of deferred tax asset will be realized.

The Company’s valuation allowance increased by $1.8 million and decreased by $11.9 million in the twelve months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company has only state net operating losses of approximately $32.3 million. State net operating loss carryforwards will expire at various dates beginning in 2015 through 2031.

Net operating loss carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

As of March 31, 2011 the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes. If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect its unrecognized tax benefits to materially change over the next twelve months.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended March 31, 2011 is as follows (in thousands):

	2011	2010
Balance at April 1	$3,911	$1,025
Additions for tax positions of prior years	186	2,934
Reductions for tax positions of prior years	—	(47)

Balance at March 31	$4,097	$3,912

The amount of unrecognized tax benefit which would impact the effective tax rate, if realized, is $4,097 thousand. The realization of unrecognized tax benefits would increase corresponding valuation allowance, thereby offsetting the related rate impact.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal and California income tax examinations by tax authorities for years 1996 – 2010 and 1994 – 2010, respectively.

Note 8—Employee Benefit Plan

Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2011 and 2010, the amount of the Company contribution to the 401k plan was approximately $21,000 and $14,000, respectively. Administrative costs of the plan are immaterial.

Note 9—Contingencies

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on Friday, July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter. The Company, in its case against VIA and SIS, is seeking damages or other monetary relief, including pre-judgement interest and awarding OPTi’s attorney fees.

The ultimate outcomes of the VIA and SIS legal actions will have significant effects on the Company’s ability to realize ongoing license revenue.

Note 10—Subsequent Events

On June 9, 2011, S. Muoio & Co. LLC (“SMC”), a shareholder, filed a Complaint to Determine Validity of Election of Corporate Directors and for Ancillary Injunctive Relief (the “Complaint”) in the Superior Court of the State of California for the County of Santa Clara.

The Complaint challenges the validity of the election of corporate directors conducted by OPTi at its annual meeting of shareholders held on May 23, 2011 (“Annual Meeting”) in Palo Alto, CA. SMC specifically seeks a

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination that its proposed candidate, Robert H. Edelman, was elected by reason of having the most votes of any candidate at the annual meeting, and related relief. The Company believes that Mr. Edelman was not properly nominated and will contest the allegations in the Complaint.

On June 10, 2011, the Court set an expedited hearing as required by California Corporations Code Section 709. The hearing is scheduled for July 18, 2011 in the Santa Clara County Superior Court.

Note 11—Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2011

	June 30	September 30	December 31	March 31
Net revenues	$35,125	$3,250	$12,250	$—
Gross profit	$35,125	$3,250	$12,250	$—
Operating profit (loss)	$33,265	$2,052	$10,868	$(639)
Net income (loss)	$19,790	$1,346	$4,823	$(340)
Basic and diluted net income (loss) per share	$1.70	$0.12	$0.65	$(0.03)

Year Ended March 31, 2010

	June 30	September 30	December 31	March 31
Net revenues	$—	$—	$650	$—
Gross profit	$—	$—	$650	$—
Operating profit (loss)	$(2,275)	$(1,164)	$(802)	$(2,548)
Net income (loss)	$(2,142)	$738	$(519)	$8,892
Basic and diluted net income (loss) per share	$(0.18)	$0.06	$(0.04)	$0.76