Form 10-Q
period 2011-06-30
OPTI INC
filed 2011-08-15
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the registrant's common stock as of July 31, 2011 was 11,645,903.

OPTi Inc.

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30 , 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$23,872	$25,779
Prepaid expenses and other current assets	72	105
Income tax receivable	1,370	—
Deferred tax asset	411	556
Total current assets	25,725	26,440

Property and equipment, at cost
Machinery and equipment	62	62
Furniture and fixtures	17	17
	79	79
Accumulated depreciation	(71)	(70)
	8	9
Other assets
Non-current deferred tax assets	579	783
Total assets	$26,312	$27,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120	$32
Accrued expenses	461	211
Accrued employee compensation	1	684
Total current liabilities	582	927
Other liabilities:
Non-current taxes payable	4,098	4,098
Total liabilities	4,680	5,025

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at June 30, 2011 and March 31, 2011	13,544	13,544
Retained earnings	8,088	8,663
Total stockholders’ equity	21,632	22,207
Total liabilities and stockholders’ equity	$26,312	$27,232
* The balance sheet as of March 31, 2011 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,

	2011	2010

Sales
License and royalties	$—	$35,125
Net sales	—	35,125

Costs and expenses
Selling, general and administrative	873	1,862
Total costs and expenses	873	1,862

Operating income (loss)	(873)	33,263
Interest and other income, net	4	2
Income (loss) before provision for income taxes	(869)	33,265
Income tax provision (benefit)	(294)	13,475
Net income (loss)	$(575)	$19,790
Basic net income (loss) per share	$(0.05)	$1.70
Shares used in computing basic per share amounts	11,646	11,642
Diluted net income (loss) per share	$(0.05)	$1.70
Shares used in computing diluted per share amounts	11,646	11,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(575)	$19,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1	1
Deferred income taxes	349	11,441

Changes in operating assets and liabilities:
Accounts receivable	—	(21,000)
Prepaid expenses and other current assets	33	(27)
Income taxes receivable	(1,370)	—
Accounts payable	88	(1,667)
Accrued expenses	250	106
Accrued employee compensation	(683)	618
Income taxes payable	—	2,034
Net cash provided by (used in) operating activities	(1,907)	11,296

Net increase (decrease) in cash and cash equivalents	(1,907)	11,296
Cash and cash equivalents, beginning of period	25,779	3,578
Cash and cash equivalents, end of period	$23,872	$14,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.             Basis of Presentation

The information as of June 30, 2011 and for the three month periods ended June 30, 2011 and 2010, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2011, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

INDEX

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2011	2010

Net income (loss)	$(575)	$19,790
Weighted average number of common shares outstanding	11,646	11,642
Basic net income (loss) per share	$(0.05)	$1.70
Weighted average number of common shares outstanding	11,646	11,642
Effect of dilutive securities:
Employee stock options	—	4
Denominator for diluted net income (loss) per share	11,646	11,646
Diluted net income (loss) per share	$(0.05)	$1.70

The Company has excluded options for the purchase of 4,000 shares of common stock from the calculation of diluted net (loss) per share for the three month period ended June 30, 2011, because such securities were anti-dilutive.

3.           Taxes

As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet.

Income tax expense (benefit) for the three months ended June 30, 2011, was ($0.3) million, or 33.9% of pre-tax income, compared to $13.5 million, or 40.5% of pre-tax income for the three months ended June 30, 2010.  The effective tax rate for the three months ended June 30, 2011 approximates the U.S. Federal statutory rate of 34%.  The effective tax rate for the three months ended June 30, 2010 differs from the U.S. Federal statutory rate of 34% primarily due to current state income taxes.

As of June 30, 2011, the Company’s total gross unrecognized tax benefit did not materially change with the balance as of March 31, 2011.  The Company has recorded a liability of approximately $4.1 million representing unrecognized tax benefits relating to Federal and State R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded in this balance.

4.             Cash and Cash Equivalents

The following is a summary as of June 30 and March 31, 2011 (in thousands):

	June 30,	March 31,
	2011	2011

Cash	$100	$100
Money markets funds	23,772	25,679
	$23,872	$25,779

INDEX

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

As of June 30, 2011and March 31, 2011, the Company had investments in money market funds of $23.8 million and $25.7 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expires in December 2011.

Rental expense for the operating lease amounted to $29,000 and $29,000, respectively, for the three months ended June 30, 2011 and June 30, 2010.

Future minimum lease commitments by fiscal year for all facility leases are as follows:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                        March 31, 2012

$58,593
Total lease commitment	$58,593

6.             Subsequent Events

On June 9, 2011, S. Muoio & Co. LLC (“SMC”) filed a Complaint to Determine Validity of Election of Corporate Directors and for Ancillary Injunctive Relief (the “Complaint”) in the Superior Court of the State of California for the County of Santa Clara.

The Complaint challenged the validity of the election of corporate directors conducted by OPTi at its annual meeting of shareholders held May 23, 2011 (“Annual Meeting”) in Palo Alto, CA.  SMC specifically sought a determination that its proposed candidate, Robert H. Edelman, was elected by having the most votes of any candidate at the annual meeting, and related relief.  The Company believes that Mr. Edelman was not properly nominated and contested the allegations in the Complaint.

On June 10, 2011, the Court set an expedited hearing as required by California Corporations Code Section 709.  The hearing was held on July 18, 2011, in the Santa Clara County Superior Court.

On July 28, 2011, the Court ruled in favor of the Company.  The Company will report the Court’s formal Statement of Decision when the decision has been finalized in approximately thirty to sixty days.

INDEX

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders on the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

The Company’s current strategy is to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area.  During fiscal year 2011, the Company entered into several settlement and licensing agreements totaling approximately $50.6 million on the core logic technology that the Company had developed.

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders on the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

We believe that, of the significant accounting policies used in preparation of our consolidated financial statements (see Note 1 of Notes to Condensed Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Revenue Recognition  Revenue from license arrangements is recognized when persuasive evidence of an arrangement exists, delivery has occurred and there are no future performance obligations, fees are fixed or determinable and collectability is reasonably assured.

INDEX

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

INDEX

Results of Operations for the Three Months Ended June 30, 2011
Compared to the Three Ended June 30, 2010

Revenues

The Company had no license revenue for the three-month period ended June 30, 2011 and $35,125,000 for the three-month period ended June 30, 2010.  The license revenue for the three-month period ended June 30, 2010 relates to the Company entering into a litigation settlement license agreement with Advanced Micro Devices, Inc. (“AMD”).  The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2011 were $873,000 as compared to $1,862,000 for the quarter ended June 30, 2010.  The decrease in general and administrative costs for the three-month period ended June 30, 2011, as compared to the comparable period ended June 30, 2010, was mainly attributable to a decrease in litigation costs and employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending June 30, 2011 was $4,000 as compared to $2,000 for the three-months ended June 30, 2010.  The increase in net interest and other income in the three-month period ended June 30, 2011 as compared to the comparable period in 2010 was due to higher cash balances.

Income Taxes

As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet.

Income tax expense (benefit) for the three months ended June 30, 2011, was ($0.3) million, or 33.9% of pre-tax income, compared to $13.5 million, or 40.5% of pre-tax income for the three months ended June 30, 2010.  The effective tax rate for the three months ended June 30, 2011 approximates the U.S. Federal statutory rate of 34%.  The effective tax rate for the three months ended June 30, 2010 differs from the U.S. Federal statutory rate of 34% primarily due to current income taxes.

As of June 30, 2011, the Company’s total gross unrecognized tax benefit did not materially change with the balance as of March 31, 2011.  The Company has recorded a liability of approximately $4.1 million representing unrecognized tax benefits relating to Federal and State R&D credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest or penalties are recorded in this balance.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $23.9 million at June 30, 2011 from $25.8 million at March 31, 2011.  The decrease in cash and cash equivalents of approximately $1.9 million from March 31, 2011, to June 30, 2011, primarily relates to the net loss for the period and a decrease in accrued employee compensation

INDEX

and an increase in income taxes receivable offset, in part, by an increase in accounts payable and accrued expenses.  Working capital as of June 30, 2011, decreased to $25.1 million from $25.5 million at March 31, 2011.    The Company had no investing or financing activities for the three month periods ended June 30, 2011 and 2010.

As of June 30, 2011, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $23.9 million, and net working capital of approximately $25.1 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2011.  The total remaining commitment under the lease at June 30, 2011 is approximately $59,000.

Contractual Obligations

There was no material change as of June 30, 2011, to our contractual obligations as compared to those at March 31, 2011 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

Off Balance Sheet Arrangements

None

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of June 30, 2011, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.             Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended June 30, 2011.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

INDEX

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

INDEX

OPTi Inc.

Part II.                      Other Information

Item 1.             Legal Proceedings

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

The Complaint challenged the validity of the election of corporate directors conducted by OPTi at its annual meeting of shareholders held May 23, 2011 (“Annual Meeting”) in Palo Alto, CA.  SMC specifically sought a determination that its proposed candidate, Robert H. Edelman, was elected by having the most votes of any candidate at the annual meeting, and related relief.  The Company believes that Mr. Edelman was not properly nominated and contested the allegations in the Complaint.

On June 10, 2011, the Court set an expedited hearing as required by California Corporations Code Section 709.  The hearing was held on July 18, 2011 in the Santa Clara County Superior Court.

On July 28, 2011, the Court ruled in favor of the Company.  The Company will report the Court’s formal Statement of Decision when the decision has been finalized in approximately thirty to sixty days.

INDEX

Item 1A.  Risk Factors

Please see Part I, Item 1A of Form 10-K for the fiscal year ended March 31, 2011, for previously disclosed risk factors.

Potential Reduction of Number of Infringement Claims

While the Company continues to evaluate whether there are additional companies infringing its patents, there is no assurance that there will continue to be a significant number of parties from whom to seek licensing arrangements.  As technology in the PC industry evolves, the ability of the Company to pursue infringement claims on its previously developed technology becomes increasingly limited.  If the number of infringing parties decreases, the Company’s pursuit of infringement claims (and, correspondingly, licensing revenue) will decline.  As noted above, the Company has only one legal action pending.

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

Uncertainty of Control of the Company’s Future

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings above.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders on the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

Item 2.             Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable and has been omitted.

Item 3.             Defaults Upon Senior Securities
Not applicable and has been omitted.

Item 4.             Submission of Matters to a Vote of Shareholders
Not applicable and has been omitted.

Item 5.                      Other Information
Not applicable and has been omitted

INDEX

Item 6.             Exhibits

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended (1)
3.2	Registrant’s Bylaws (1)
10.1	1993 Stock Option Plan, as amended (1)
10.2	1993 Director Stock Option Plan (1)
10.3	Form of Indemnification Agreement Between Registrant and its Officers and Directors (1)
10.4	1996 Employee Stock Purchase Plan (2)
10.5	1995 Employee Stock Option Plan, as amended
10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)
10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002 (5)
10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006
10.9	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)
10.10	Employment Agreement with Michael M. Mazzoni, dated as of November 7, 2007 (7)
10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)
10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)
10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)
10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of December 11, 2009 (11)
10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)
10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)
10.17	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (14)
10.18	Settlement and License Agreement with Apple Inc., dated as December 6, 2010 (15)
10.19	Patent License Agreement with Exar Corporation, dated March 14, 2011 (16)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 1, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002 (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc. (File No. 000-21422).
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc. (File No. 000-21422).

INDEX

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc. (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc. (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 000-21422).
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc. (File No. 000-21422).
(14)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc. (File No. 000-21422).
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010 (File No. 000-21422).
(16)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2011, of OPTi Inc. (File No. 000-21422).

INDEX

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.
Date: August 15, 2011	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer