Form 10-Q/A
period 2011-08-17
OPTI INC
filed 2011-08-17
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q/A
Amendment No. 1

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

INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10/Q-A amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 15, 2011, and is being filed solely to amend Note 6 of Item 1 of Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 1A of Part II to correct typographical errors.

INDEX

OPTi Inc.

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30 , 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$23,872	$25,779
Prepaid expenses and other current assets	72	105
Income tax receivable	1,370	—
Deferred tax asset	411	556
Total current assets	25,725	26,440

Property and equipment, at cost
Machinery and equipment	62	62
Furniture and fixtures	17	17
	79	79
Accumulated depreciation	(71)	(70)
	8	9
Other assets
Non-current deferred tax assets	579	783
Total other assets	579	783
Total assets	$26,312	$27,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120	$32
Accrued expenses	461	211
Accrued employee compensation	1	684
Total current liabilities	582	927
Other liabilities:
Non-current taxes payable	4,098	4,098
Total liabilities	4,680	5,025

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at June 30, 2011 and March 31, 2011	13,544	13,544
Retained earnings	8,088	8,663
Total stockholders’ equity	21,632	22,207
Total liabilities and stockholders’ equity	$26,312	$27,232
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

INDEX

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

Uncertainty of Control of the Company’s Future

The Company’s largest shareholder has recently increased its ownership from 28% to 34% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings above.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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