Form 10-Q/A
period 2011-06-30
OPTI INC
filed 2011-09-15
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q/A
Amendment No. 2

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
————————————————————————————————————————————————

EXPLANATORY NOTE

This Amendment No. 2 on Form 10/Q-A amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 15, 2011, and is being filed solely to include the XBRL exhibit to the filing.

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