Form 10-Q
period 2011-09-30
OPTI INC
filed 2011-11-14
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of the registrant's common stock as of October 31, 2011 was 11,645,903.
————————————————————————————————————————————————

INDEX

OPTi Inc.

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$23,027	$25,779
Prepaid expenses and other current assets	64	105
Income tax receivable	1,932	—
Deferred tax asset	289	556
Total current assets	25,312	26,440

Property and equipment, at cost
Machinery and equipment	43	62
Furniture and fixtures	17	17
	60	79
Accumulated depreciation	(49)	(70)
	11	9
Other assets
Non-current deferred tax assets	407	783
Total other assets	407	783
Total assets	$25,730	$27,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37	$32
Accrued expenses	484	211
Accrued employee compensation	2	684
Total current liabilities	523	927
Other liabilities:
Non-current taxes payable	4,154	4,098
Total liabilities	4,677	5,025

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at September 30, 2011 and March 31, 2011	13,544	13,544
Retained earnings	7,509	8,663
Total stockholders’ equity	21,053	22,207
Total liabilities and stockholders’ equity	$25,730	$27,232

* The balance sheet as of March 31, 2011 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2011	2010	2011	2010

Sales
License and royalties	$—	$3,250	$—	$38,375
Net sales	—	3,250	—	38,375

Costs and expenses
Selling, general and administrative	793	1,198	1,667	3,060
Total costs and expenses	793	1,198	1,667	3,060

Operating income (loss)	(793)	2,052	(1,667)	35,315
Interest and other income, net	2	3	7	5
Income (loss) before provision for income taxes	(791)	2,055	(1,660)	35,320
Income tax provision (benefit)	(211)	709	(506)	14,184
Net income (loss)	$(580)	$1,346	$(1,154)	$21,136
Basic net income (loss) per share	$(0.05)	$0.12	$(0.10)	$1.82
Shares used in computing basic per share amounts	11,646	11,646	11,646	11,644
Diluted net income (loss) per share	$(0.05)	$0.12	$(0.10)	$1.81
Shares used in computing diluted per share amounts	11,646	11,646	11,646	11,646
Dividend paid per common share	—	$0.75	—	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,154)	$21,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6	2
Deferred income taxes	643	11,441

Changes in operating assets and liabilities:
Accounts receivable	—	(16,000)
Prepaid expenses and other current assets	41	(13)
Income taxes receivable	(1,932)	—
Accounts payable	5	(2,029)
Accrued expenses	273	(84)
Accrued employee compensation	(682)	535
Income taxes payable	56	1,943
Net cash provided by (used in) operating activities	(2,744)	16,931

Cash flows from investing activities:
Purchase of equipment	(8)	—
Net cash used in investing activities	(8)	—
	—	5
Cash flows from financing activities:
Proceeds from exercise of stock options
Dividend	—	(8,734)
Net cash used in financing activities	—	(8,729)

Net increase (decrease) in cash and cash equivalents	(2,752)	8,202
Cash and cash equivalents, beginning of period	25,779	3,578
Cash and cash equivalents, end of period	$23,027	$11,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.             Basis of Presentation

The information as of  September 30, 2011 and for the three month and six-month periods ended September 30, 2011 and 2010, are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

INDEX

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$(580)	$1,346	$(1,154)	$21,136
Weighted average number of common shares outstanding	11,646	11,646	11,646	11,644
Basic net income (loss) per share	$(0.05)	$0.12	$(0.10)	$1.82
Weighted average number of common shares outstanding	11,646	11,646	11,646	11,644
Effect of dilutive securities:
Employee stock options	—	—	—	2
Denominator for diluted net income (loss) per share	11,646	11,646	11,646	11,646
Diluted net income (loss) per share	$(0.05)	$0.12	$(0.10)	$1.81

The Company has excluded options for the purchase of 4,000 shares of Common Stock from the calculation of diluted net (loss) per share for the three and six months ended September 30, 2011, because such securities are anti-dilutive.

3.             Taxes

As part of the process of preparing the unaudited consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax expense for the three months ended September 30, 2011 was ($211,000), or 27% of pre-tax loss, compared to $709,000, or 34.5% of pre-tax income for the three months ended September 30, 2010.   Income tax expense for the six-month period ending September 30, 2011 was ($506,000), or 30% of pre-tax loss as compared to $14,184,000, or 40.2% of pre-tax income for the six-month period ended September 30, 2010. The effective tax rate for the three and six-month periods ended September 30, 2011 differs from the U.S. federal statutory rate of 34% due to the benefits of a federal net operating loss carryback claim.  The effective tax rate for the three and six-month periods ended September 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes.

As of September 30, 2011, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2011.  The Company has provided a liability of approximately $4.2 million representing unrecognized tax benefits relating to federal and state research and development credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest and penalties are recorded in this balance.

INDEX

4.           Cash and Cash Equivalents

The following is a summary as of September 30 and March 31, 2011 (in thousands):

	September 30,	March 31,
	2011	2011

Cash	$100	$100
Money markets funds	22,927	25,679
	$23,027	$25,779

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

As of September 30, 2011 and March 31, 2011, the Company had investments in money market funds of $22.9 million and $25.7 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expires in December 2011.

Rental expense for the operating lease amounted to $29,000 and $29,000, respectively, for the three months ended September 30, 2011 and September 30, 2010.  For the six-month periods ended September 30, 2011 and 2010, rental expense was $58,000 and $58,000, respectively.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2012	$29,296
Total lease commitment	$29,296

INDEX

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

On August 29, 2011, the Court issued its final Statement of Decision.  The Statement of Decision was posted to the Court’s docket on September 7, 2011, and was received by the Company on September 8, 2011.  The Court found in favor of the Company on both causes of action.

The Company’s largest shareholder (SMC and its affiliates) has recently increased its ownership from 28% to 35% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Part II, Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

The Company’s largest shareholder has recently increased its ownership from 28% to 35% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Item 1 Legal Proceedings.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

We believe that, of the significant accounting policies used in preparation of our consolidated financial statements (see Note 1 of Notes to Condensed Consolidated Financial Statements); the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

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

INDEX

Results of Operations for the Three and Six Months Ended September 30, 2011
Compared to the Three and Six Months Ended September 30, 2010

Revenues

The Company had no license revenue for the three-month period ended September 30, 2011 and $3,250,000 for the three-month period ended September 30, 2010.  The license revenue for the three-month period ended September 30, 2010 relates to the Company entering into a litigation settlement license agreement with Broadcom Corporation, Renesas Technology and NVIDIA Corporation.  The Company had no license revenue for the six-month period ended September 30, 2011 and $38,375,000 for the six-month period ended September 30, 2010.  The license revenue for the six-month period ended September 30, 2010 relates to the Company entering into settlement and licensing agreements with Advanced Micro Devices, Broadcom Corporation, Renesas Technology and NVIDIA Corporation. The Company’s future revenues depend on the success of our strategy of pursuing license claims on our intellectual property position.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2011 were $793,000 as compared to $1,198,000 for the quarter ended September 30, 2010.  The decrease in general and administrative costs for the three-month period ended September 30, 2011, as compared to the comparable period ended September  30, 2010, was mainly attributable to a decrease in litigation costs and employee costs relating to the executive bonus plan.   General and Administrative expenses for the six-month period ended September 30, 2011 were $1,667,000 as compared to $3,060,000 for the six-month period ended September 30, 2010.  The decrease in general and administrative costs for the six-month period ended September 30, 2011 as compared to the comparable period ended September 30, 2010 was mainly attributable to decreased litigation costs and employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending September 30, 2011 was $2,000 as compared to $3,000 for the three-months ended September 30, 2010.  The decrease in net interest and other income in the three-month period ended September 30, 2011 as compared to the comparable period in 2010 was due to lower interest rates.  Net interest and other income for the six-month period ending September 30, 2011 was $7,000 as compared to $5,000 for the six-months ended September 30, 2010.  The increase in net interest and other income in the six-month period ended September 30, 2011 as compared to the comparable period in 2010 was due to higher cash balances.

Income Taxes

As part of the process of preparing the unaudited consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax expense for the three month ended September 30, 2011 was ($211,000), or 27% of pre-tax loss, compared to $709,000, or 34.5% of pre-tax income for the three months ended September 30, 2010.   Income tax expense for the six-month period ending September 30, 2011 was ($506,000), or 30% of pre-tax loss as compared to $14,184,000, or 40.2% of pre-tax income for the six-month period ended September 30, 2010. The effective tax rate for the three and six-month periods ended September 30, 2011 differs from the U.S. federal statutory rate of 34% due to the benefits of a federal net operating loss carryback claim.  The effective tax rate for the three and six-month periods ended September 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes.

As of September 30, 2011, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of March 31, 2011.  The Company has provided a liability of approximately $4.2 million representing unrecognized tax benefits relating to federal and state research and development credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  No interest and penalties are recorded in this balance.

INDEX

Liquidity and Capital Resources

Cash and cash equivalents decreased to $23.0 million at September 30, 2011 from $25.8 million at March 31, 2011.  The decrease in cash and cash equivalents of approximately $2.8 million from March 31, 2011, to September 30, 2011, primarily relates to the net loss for the period, increase in income tax receivable and a reduction in accrued employee compensation, offset in part, by an increase in accrued expenses.  Working capital as of September 20, 2011, decreased to $24.8 million from $25.5 million at March 31, 2011.  During the first six-months of fiscal 2012, operating activities used approximately $2.7 million of cash.  Cash used by operating activities was primarily due to net loss during the six-month period of $1.2 million and an increase in income tax receivable of $1.9 million.

As of September 30, 2011, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $23 million, and net working capital of approximately $24.8 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s current building lease agreement is scheduled to end on December 31, 2011.  The total remaining commitment under the lease at September 30, 2011 is approximately $29,000.

Contractual Obligations

There was no material change as of September 30, 2011, to our contractual obligations as compared to those at March 31, 2011 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

Off Balance Sheet Arrangements

None

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of September 30, 2011, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.                      Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended September 30, 2011.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

On August 29, 2011, the Court issued its final Statement of Decision.  The Statement of Decision was posted to the Court’s docket on September 7, 2011, and was received by the Company on September 8, 2011.  The Court found in favor of the Company on both causes of action

INDEX

Item 1A.  Risk Factors

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

Uncertainty of Control of the Company’s Future

The Company’s largest shareholder has recently increased its ownership from 28% to 35% of the Company’s outstanding common stock and has attempted to obtain representation on the Board of Directors.  See Part II, Item 1 Legal Proceedings above.  Such shareholder has indicated in its public filings with the Securities and Exchange Commission that it may engage in discussions with the Company regarding the timing and characterization of cash distributions to shareholders and the potential orderly liquidation of the Company.   The shareholder has also reserved the right to take any and all actions that it deems appropriate to maximize the value of its investment in the Company.

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

OPTi Inc.
Date: November 14, 2011	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer