Form 10-Q
period 2011-12-31
OPTI INC
filed 2012-02-14
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to___________

________________________

Commission File Number 0-21422
OPTi Inc.
(Exact name of registrant as specified in its charter)

________________________

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Street, Suite 14, Los Altos, California	94022
(Address of principal executive office)	(Zip Code)

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
 Yes o    No ☒

The number of shares outstanding of the registrant's common stock as of January 31, 2012 was 11,645,903.
————————————————————————————————————————————————

OPTi Inc.

OPTi Inc.
INDEX

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31, 2011	March 31, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$22,507	$25,779
Prepaid expenses and other current assets	49	105
Income tax receivable	1,174	—
Deferred tax asset	—	556
Total current assets	23,730	26,440

Property and equipment, at cost
Machinery and equipment	43	62
Furniture and fixtures	17	17
	60	79
Accumulated depreciation	(50)	(70)
	10	9
Other assets
Non-current deferred tax assets	—	783
Total other assets	—	783
Total assets	$23,740	$27,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$79	$32
Accrued expenses	229	211
Accrued employee compensation	9	684
Total current liabilities	317	927
Other liabilities:
Non-current taxes payable	3,759	4,098
Total liabilities	4,076	5,025

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646 at December 31, 2011 and March 31, 2011	13,544	13,544
Retained earnings	6,120	8,663
Total stockholders’ equity	19,664	22,207
Total liabilities and stockholders’ equity	$23,740	$27,232
* The balance sheet as of March 31, 2011 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2011	2010	2011	2010

Sales
License and royalties	$240	$12,250	$240	$50,625
Net sales	240	12,250	240	50,625

Costs and expenses
Selling, general and administrative	495	1,382	2,161	4,442
Total costs and expenses	495	1,382	2,161	4,442

Operating income (loss)	(255)	10,868	(1,921)	46,183
Interest and other income, net	3	3	10	8
Income (loss) before provision for income taxes	(252)	10,871	(1,911)	46,191
Income tax provision (benefit)	1,137	6,048	632	20,232
Net income (loss)	$(1,389)	$4,823	$(2,543)	$25,959
Basic net income (loss) per share	$(0.12)	$0.41	$(0.22)	$2.23
Shares used in computing basic per share amounts	11,646	11,646	11,646	11,645
Diluted net income (loss) per share	$(0.12)	$0.41	$(0.22)	$2.23
Shares used in computing diluted per share amounts	11,646	11,646	11,646	11,646
Dividend paid per common share	—	$0.65	—	$1.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,543)	$25,959
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7	3
Deferred income taxes	1,339	10,030

Changes in operating assets and liabilities:
Accounts receivable	—	(7,000)
Prepaid expenses and other current assets	56	(12)
Income taxes receivable	(1,174)	—
Accounts payable	47	(2,057)
Accrued expenses	18	(285)
Accrued employee compensation	(675)	959
Income taxes payable	(339)	6,017
Net cash provided by (used in) operating activities	(3,264)	33,614

Cash flows from investing activities:
Purchase of equipment	(8)	(1)
Net cash used in investing activities	(8)	(1)
	—	5
Cash flows from financing activities:
Proceeds from exercise of stock options
Dividend	—	(16,304)
Net cash used in financing activities	—	(16,299)

Net increase (decrease) in cash and cash equivalents	(3,272)	17,314
Cash and cash equivalents, beginning of period	25,779	3,578
Cash and cash equivalents, end of period	$22,507	$20,892

Supplemental disclosures of cash flow information
Income taxes paid	$739	$4,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

OPTi Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

1.              Basis of Presentation

The information as of  December 31, 2011 and for the three-month and nine-month periods ended December 31, 2011 and 2010, is unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

INDEX

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$(1,389)	$4,823	$(2,543)	$25,959
Weighted average number of common shares outstanding	11,646	11,646	11,646	11,645
Basic net income (loss) per share	$(0.12)	$0.41	$(0.22)	$2.23
Weighted average number of common shares outstanding	11,646	11,646	11,646	11,645
Effect of dilutive securities:
Employee stock options	—	—	—	1
Denominator for diluted net income (loss) per share	11,646	11,646	11,646	11,646
Diluted net income (loss) per share	$(0.12)	$0.41	$(0.22)	$2.23

The Company has excluded options for the purchase of 4,000 shares of Common Stock from the calculation of diluted net (loss) per share for the three and nine months ended December 31, 2011, because such securities are anti-dilutive.

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

Income tax expense for the three months ended December 31, 2011 was $1.1 million, or (441) % of pre-tax loss, compared to $6.0 million or 56% of pre-tax income for the three months ended December 31, 2010.   Income tax expense for the nine-month period ending December 31, 2011 was $0.6 million, or (33) % of pre-tax loss as compared to $20.2 million, or approximately 44% of pre-tax income for the nine-month period ended December 31, 2010. The effective tax rate for the three and nine-month periods ended December 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the prior year tax true up and an increase in valuation allowance.  The effective tax rate for the three and nine-month periods ended December 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to an increase in valuation allowance.

As of December 31, 2011, the Company’s total gross unrecognized tax benefit has decreased by $0.3 million as compared with the balance as of September 30, 2011.  The Company has recorded a liability of approximately $3.5 million representing unrecognized tax benefits relating to Federal and State research and development credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  Penalty and interest of approximately $0.2 million has been accrued in income tax expense.

INDEX

4.           Cash and Cash Equivalents

The following is a summary of cash and cash equivalents as of December 31 and March 31, 2011 (in thousands):

	December 31,	March 31,
	2011	2011

Cash	$100	$100
Money markets funds	22,407	25,679
	$22,507	$25,779

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

As December 31, 2011 and March 31, 2011, the Company had investments in money market funds of $22.4 million and $25.7 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.             Commitments

The Company leases its facility under a non-cancelable operating lease that expired in December 2011.

Rental expense for the operating lease amounted to $29,000 and $29,000, respectively, for the three months ended December 31, 2011 and December 31, 2010.  For the nine-month periods ended December 31, 2011 and 2010, rental expense was $87,000 and $87,000, respectively.

As of December 31, 2011, the Company had no future minimum lease commitments.

     In January 2012, the Company entered into a two year non-cancelable operating lease that expires on January 31, 2014.

INDEX

6.           Subsequent Events

On January 12, 2012, the Company filed a preliminary consent solicitation with the Securities and Exchange Commission (“SEC”).  Upon finalization of the consent solicitation statement, the Company’s shareholders will be asked to consent to wind up and dissolve the Company pursuant to the Plan of Liquidation. If approved, the Company will be liquidated pursuant to the Plan of Liquidation as set forth in the final consent solicitation statement.

If the Company’s shareholders do not consent to the Plan of Dissolution, the Company will not liquidate. The Board would then consider other alternatives for the Company.  See Risk Factors below.

On February 9, 2012, a shareholder class action was filed in the United States District Court for the Northern District of California alleging that the Company's directors breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with issuing the consent solicitation with the intention of obtaining shareholder approval.  The action also alleges that the Company aided and abetted in the director's breach of fiduciary duties.  The Company and directors believe that this action is without merit and will defend it vigorously.

In January 2012, the Company entered into a two-year non-cancelable operating lease that expires on January 31, 2014.

Future minimum lease commitments by fiscal year for the facility are as follows:

March 31, 2012		$7,875
March 31, 2013		47,565
March 31, 2014		40,950
	Total lease commitment	$96,390

INDEX

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward-looking information made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involves risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward- looking statements as a result of a number of factors, including the Company’s  recent decision to recommend to its shareholders to adopt the Plan of Liquidation and effects thereof, the Company's ongoing efforts to enforce its intellectual property rights including its pending litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims and defending its decision to liquidate, the degree to which technology subject to the Company’s intellectual property rights is continuing to be used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors”.

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

The Company’s recent strategy has been to pursue licensing opportunities to resolve potential infringement of its proprietary intellectual property in the core logic area.  During fiscal year 2011, the Company entered into several settlement and licensing agreements totaling approximately $50.6 million on the core logic technology that the Company had developed.

As technology in the computing industry has evolved, the ability of the Company to pursue infringement claims has become increasingly limited, and the Company has determined that it has exhausted the litigation opportunities that may be worth pursuing.  After investigating available alternatives the Board has unanimously resolved to wind up and dissolve the Company pursuant to the Plan of Liquidation in order to maximize shareholder return.

Critical Accounting Policies

General  Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

INDEX

Results of Operations for the Three and Nine Months Ended December 31, 2011
Compared to the Three and Nine Months Ended December 31, 2010

Revenues

The Company had license revenue of $240,000 for the three-month period ended December 31, 2011 and $12,250,000 for the three-month period ended December 31, 2010.  The license revenue for the three-month period ended December 31, 2011 relates to the Company entering into a license agreement with Allied Security Trust relating to the Company’s Compact-ISA patents.  The licensing revenue for the period ended December 31, 2010 of $12,250,000 relates to the Company entering into a license agreement with Apple, Inc. (“Apple”).  The Company had license revenue of $240,000 for the nine-month period ended December 31, 2011 and $50,625,000 for the nine-month period ended December 31, 2010.  The license revenue for the nine-month period ended December 31, 2010 relates to the Company entering into settlement and licensing agreements with Advanced Micro Devices, Broadcom Corporation, Renesas Technology, Apple and NVIDIA Corporation. The Company’s future revenues depend on the success of our strategy of pursuing pending license claims on our intellectual property position.  As noted above, the Company has determined that it has exhausted the litigation opportunities that may be worth purusing.

General and Administrative

General and administrative expenses for the quarter ended December 31, 2011 were $495,000 as compared to $1,382,000 for the quarter ended December 31, 2010.  The decrease in general and administrative costs for the three-month period ended December 31, 2011, as compared to the comparable period ended December 31, 2010, was mainly attributable to a decrease in litigation costs and employee costs relating to the executive bonus plan.   General and Administrative expenses for the nine-month period ended December 31, 2011 were $2,161,000 as compared to $4,443,000 for the nine-month period ended December 31, 2010.  The decrease in general and administrative costs for the nine-month period ended December 31, 2011 as compared to the comparable period ended December 31, 2010 was mainly attributable to decreased litigation costs and employee costs relating to the executive bonus plan.

Interest and Other Income, Net

Net interest and other income for the three-month period ending December 31, 2011 was $3,000 as compared to $3,000 for the three-months ended December 31, 2010.  Net interest and other income for the nine-month period ending December 31, 2011 was $10,000 as compared to $8,000 for the nine-months ended December 31, 2010.  The increase in net interest and other income in the nine-month period ended December 31, 2011 as compared to the comparable period in 2010 was due to higher cash balances.

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

Income tax expense for the three months ended December 31, 2011 was $1.1 million, or (441) % of pre-tax loss, compared to $6.0 million or 56% of pre-tax income for the three months ended December 31, 2010.   Income tax expense for the nine-month period ending December 31, 2011 was $0.6 million, or (33) % of pre-tax loss as compared to $20.2 million, or approximately 44% of pre-tax income for the nine-month period ended December 31, 2010. The effective tax rate for the three and nine-month periods ended December 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the prior year tax true up and an increase in valuation allowance.  The effective tax rate for the three and nine-month periods ended December 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to an increase in valuation allowance.

INDEX

As of December 31, 2011, the Company’s total gross unrecognized tax benefit has decreased by $0.3 million as compared with the balance as of September 30, 2011.  The Company has recorded a liability of approximately $3.5 million representing unrecognized tax benefits relating to Federal and State research and development credits.  All of this amount would impact the Company’s effective tax rate, if recognized.  Penalty and interest of approximately $0.2 million has been accrued in income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $22.5 million at December 31, 2011 from $25.8 million at March 31, 2011.  The decrease in cash and cash equivalents of approximately $3.3 million from March 31, 2011, to December 31, 2011, primarily relates to the net loss for the period, increase in income tax receivable and a reduction in accrued employee compensation, offset in part, by a decrease in deferred income taxes.  Working capital as of December 31, 2011, decreased to $23.4 million from $25.5 million at March 31, 2011.  During the first nine-months of fiscal 2012, operating activities used approximately $3.3 million of cash.  Cash used by operating activities was primarily due to net loss during the nine-month period of $2.5 million and an increase in income tax receivable of $1.2 million.

As of December 31, 2011, the Company’s principal sources of liquidity included cash, cash equivalents of approximately $22.5 million, and net working capital of approximately $23.4 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

The Company’s building lease agreement ended on December 31, 2011.  The Company entered into a new non-cancelable two year operating lease that is scheduled to expire on January 31, 2014.  The total commitment under the new lease is approximately $96,000.

Contractual Obligations

There was no material change as of December 31, 2011, to our contractual obligations as compared to those at March 31, 2011 as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

Off Balance Sheet Arrangements

None

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of December 31, 2011, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.                      Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended December 31, 2011.  Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)          There have been no material changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

There were no changes in our internal controls over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

OPTi Inc.

Part II.                      Other Information

Item 1.                      Legal Proceedings

On July 30, 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter that is currently scheduled for November 2012; however, this date may be postponed.  The Company in its case against VIA and SIS is seeking damages or other monetary relief, including pre-judgment interest and awarding of OPTi’s attorney fees.

On February 9, 2012, a shareholder class action was filed in the United States District Court for the Northern District of California alleging that the Company's directors breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with issuing the consent solicitation with the intention of obtaining shareholder approval.  The action also alleges that the Company aided and abetted in the director's breach of fiduciary duties.  The Company and directors believe that this action is without merit and will defend it vigorously.

Item 1A.  Risk Factors

Please see Part I, Item 1A of Form 10-K for the fiscal year ended March 31, 2011, for previously disclosed risk factors.

Potential Reduction of Number of Infringement Claims

 As noted above, the Company has only one legal action pending and its Board has unanimously adopted the proposed Plan of Liquidation based on the conclusion that the Company has exhausted its potential infringement claims.

Uncertainty of Future Distributions to Shareholders

The amount and frequency of future distributions to shareholders depends upon a number of factors including, but not limited to, whether the Company’s proposed Plan of Liquidation is approved by the Company’s shareholders, the Company’s ability to achieve future revenues from its remaining patent infringement claims and the amount of the Company’s legal, operating and compensation costs.  Even if the Company’s shareholders approve the proposed Plan of Liquidation, certain shareholders may attempt to challenge implementation of the Plan, as indicated by the litigation noted above (See Legal Proceedings).  Accordingly, there can be no assurance regarding the amount or frequency of future distributions.  If the shareholders do not adopt the Plan of Liquidation, the Company may incur substantial expense in developing other alternatives which may not be viable.

Uncertainty over Winding Up and Dissolution of the Company

As noted above, the Company’s shareholders will be asked to consent to wind up and dissolve the Company pursuant to the Plan of Liquidation.  Shareholders may not approve the Plan of Liquidation.  Even if the Company’s shareholders approve the Plan of Liquidation, certain shareholders may attempt to challenge implementation of the Plan.  In addition, shareholders may petition a California Superior Court to take jurisdiction over the dissolution of the Company, resulting in uncertainty as to the method and timing of the Company’s dissolution.  There can be no assurance that dissolution will proceed smoothly or on time as a result of future events.

INDEX

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

Item 4.                      Mine Safety Disclosures
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

OPTi Inc.
Date: February 14, 2012	By:	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer