Form 10-Q/A
period 2011-12-31
OPTI INC
filed 2012-02-16
CIK 899297

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

INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10/Q-A amends our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed with the Securities and Exchange Commission on February 14, 2012, and is being filed solely to include the XBRL exhibit to the filing.

INDEX

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

On February 9, 2012, a shareholder class action was filed in the United States District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with issuing the consent solicitation with the intention of obtaining shareholder approval.  The action also alleges that the Company aided and abetted in the director’s breach of fiduciary duties.  The Company and directors believe that this action is without merit and will defend it vigorously.

In January 2012, the Company entered into a two-year non-cancelable operating lease that expires on January 31, 2014.

Future minimum lease commitments by fiscal year for the facility are as follows:

March 31, 2012		$7,875
March 31, 2013		47,565
March 31, 2014		40,950
	Total lease commitment:	$96,390

INDEX

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes and includes forward-looking information made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involves risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward looking statements as a result of a number of factors, including the Company’s recent decision to recommend to its shareholders to adopt the Plan of Liquidation and effects thereof, the Company’s ongoing efforts to enforce its intellectual property rights including its pending litigation efforts, the willingness of the parties it believes are infringing its patents to settle its claims against them, the amount of litigation costs the Company must incur in pursuing its patent infringement claims and defending its decision to liquidate, the degree to which technology subject to the Company’s intellectual property rights is continuing to be used by other companies in the personal computer and semiconductor industries and our ability to obtain license revenues from them, changes in intellectual property law in such industries and in general and other matters. Readers are encouraged to refer to “Risk Factors”.

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

INDEX

OPTi Inc.

Part II.                      Other Information

Item 1.                      Legal Proceedings

On July 30, 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against VIA and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter that is currently scheduled for November 2012.  The Company in its case against VIA and SIS is seeking damages or other monetary relief, including pre-judgment interest and awarding of OPTi’s attorney fees.

On February 9, 2012, a shareholder class action was filed in the United States District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with issuing the consent solicitation with the intention of obtaining shareholder approval.  The action also alleges that the Company aided and abetted in the director’s breach of fiduciary duties.  The Company and directors believe that this action is without merit and will defend it vigorously.

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

Uncertainty of Future Distributions to Shareholders

The amount and frequency of future distributions to shareholders depends upon a number of factors including, but not limited to, whether the Company’s proposed Plan of Liquidation is approved by the Company’s shareholders, the Company’s ability to achieve future revenues from its remaining patent infringement claims and the amount of the Company’s legal, operating and compensation costs.  Even if the Company’s shareholders approve the proposed Plan of Liquidation, certain shareholders may attempt to challenge implementation of the Plan as indicated by the litigation noted above (see Legal Proceedings).. Accordingly, there can be no assurance regarding the amount or frequency of future distributions.  If the shareholders do not adopt the Plan of Liquidation, the Company may incur substantial expense in developing other alternatives which may not be viable.

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