Form 10-K
period 2012-03-31
OPTI INC
filed 2012-06-29
CIK 899297

————————————————————————————————————————————————
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————
FORM 10-K
x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities ActYes  ☐ No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the ActYes   ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes x   No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No x

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 22, 2012, as reported on the Over the Counter–Bulletin Board, was approximately $9,935,440 and closing price of $1.60.  Shares of Common Stock held by each executive officer, director, and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of May 31, 2012 was 11,645,903.
————————————————————————————————————————————————

OPTi Inc.

Form 10-K
For the Fiscal Year Ended March 31, 2012

PART I

Item 1.  Business

Information set forth in this report includes forward-looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors, including the Company’s current litigation efforts and the uncertainty inherent in such litigation, and the effects of the implementation of its Plan of Liquidation.  Readers are encouraged to read “Risk Factors” set forth below.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and our Consent Solicitation Statement on Schedule 14A are available on the Securities and Exchange Commission (“SEC”) website http://www.sec.gov.

The Company will furnish a copy of this Form 10-K upon written request and without charge.  All requests for the Form 10-K should be sent by mail to:  OPTi Inc, One First Street, Suite 14, Los Altos, CA  94022 Attn: Chief Financial Officer.

Approval of Plan of Liquidation

Subsequent to the end of the fiscal year, on May 31, 2012, the shareholders of OPTi Inc., a California corporation (“OPTi” or the “Company”) approved a Plan of Liquidation pursuant to which the Company will wind up and dissolve.  The Company anticipates that its liquidation will be complete by March 31, 2016.  During the winding up period, the Company will cease to carry on business except to the extent necessary for the beneficial winding up thereof and except to preserve the Company’s goodwill or going-concern value.

Revenue

During the fiscal year 2012, the Company recorded net revenue of $240,000, relating to a license with Allied Security Trust (“AST”).  During the fiscal year 2011, the Company recorded net revenue of $50,625,000 relating to licensing agreements on its Predictive Snooping and Compact ISA technology.  The vast majority of the fiscal year 2011 revenue relates to licensing activity with Advanced Micro Devices (“AMD”) and Apple, Inc. (“Apple”).

OPTi holds a majority of its liquid assets in cash and cash equivalents.

Background and Reasons for Liquidation

The Company’s business strategy has been to pursue licensing opportunities to resolve potential infringement of the Company’s proprietary intellectual property.  However, the Company believes that it has already entered into license agreements with the major developers of core logic chipsets and has exhausted the litigation opportunities that may be worth pursuing.  The Company currently has only one legal action pending, and after a thorough review of over twenty other companies using similar technology which was completed in the first half of 2011, the Company has not identified any other potential infringers that it would make economic sense to pursue.  The Board also considered the fact that the Company’s patents, which form the basis of the Company’s licensing and litigation efforts, will expire in July 2015 and February 2016.

    The Board concluded that, even in the unlikely event that the Company was able to identify another viable defendant and was successful in an infringement action against such defendant, by the time of settlement or other resolution of any such action, the value of any payments would be adversely affected by the limited remaining life of the patents. Accordingly, the Board concluded in December 2011 that it is in the best interests of the Company and its shareholders to cease spending the Company’s cash in attempting to identify and pursue potential litigation opportunities which would likely have negative financial results for the Company.

In addition to attempting to identify other potential defendants, the Board has also explored entering into a partnership with another entity and becoming a “non-practicing entity”.  Beginning in November 2010 the Company explored an opportunity which would have enabled the Company to license rights to a third party’s intellectual property and pursue licensing opportunities and litigation to resolve potential infringement of such intellectual property.  However, in the third quarter of 2011 the third party decided against this partnership in light of the Company’s status as a public company with its resulting reporting obligations.  The Company considered terminating its reporting obligations, but determined that doing so would cause the Company’s stock to cease to be traded on the Over the Counter Bulletin Board which would result in loss of liquidity for the Company’s shareholders.  In addition, an announcement that the Company was terminating its reporting obligations would likely result in a material reduction in the Company’s share price.  The Board determined that these negative consequences to shareholders outweighed the potential benefits to the Company of pursuing this potential partnership.

In 2011, the Company also explored the possibility of operating as a “non-practicing entity”, in which the Company would raise capital to acquire intellectual property rights with the intent of pursuing licensing opportunities and litigation to resolve potential infringement of such intellectual property.  However, the Company’s efforts to do so were unsuccessful given the uncertainty that the acquisition of new intellectual property could result in successful litigation.  In addition, the Company determined that it would need to raise at least $50 million of new capital in order to compete against larger, more established non-practicing entities to acquire a valuable and diversified intellectual property portfolio and to hire an experienced staff to maximize the value of such portfolio.  In October 2011, the Board determined that the Company is not in a position to raise the necessary capital and, therefore, believes that taking such a course of action would not be in the best interests of the Company and its shareholders.

After considering the foregoing alternatives for more than a year and in light of the absence of other viable alternatives, in December 2011 the Board determined in its business judgment that the shareholders would obtain the greatest return by an orderly winding up and dissolution of the Company, pursuant to which proceeds from the resolution of any remaining litigation and any other assets less payment of applicable liabilities and obligations would be distributed to its shareholders.  The Board reached this conclusion independently without participation from any of the major shareholders of the Company.

On or about May 1, 2012, the Company solicited the written consent of its shareholders to voluntarily wind up and dissolve the Company and adopt a Plan of Liquidation as described in the Company’s Schedule 14A filed on April 30, 2012.  As of May 31, 2012, the Company had received consents and non-consents with respect to 8,197,155 shares, and had not received responses with respect to 3,448,748 shares.  69.7% of the outstanding shares approved the Proposal.  Accordingly, the Plan of Liquidation has become effective.

On June 4, 2012, the Company announced a cash distribution of $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation. The distribution is to be payable on July 3, 2012 to shareholders of record as of the close of business on June 26, 2012.

Winding Up of Company Business; Ongoing Litigation

           The Company will cease to carry on business except to the extent necessary for the beneficial winding up thereof and except to preserve the Company’s goodwill or going-concern value.

           The Company intends to continue to conduct its ongoing litigation against VIA Technologies, Inc. and Silicon Integrated Systems Corp. during the Liquidation Period.  A trial date has been set for May 2013.

In addition, the Company may be compelled to defend itself and its directors against litigation initiated by its shareholders or others in connection with the Plan of Liquidation and the winding up of the Company. See below “Risk Factors - Uncertainty Over Winding Up and Dissolution of the Company.

Employees

The Company has one full-time and two part-time general and administrative employees.  The Company’s ability to retain key employees is a critical factor to the Company’s success.

Item 1A.                      Risk Factors

Shareholder and Third Party Actions

While the Company’s shareholders have approved the Plan of Liquidation, there can be no assurances that the Company’s shareholders and/or third parties will not take actions that may delay or derail the Company’s winding up and dissolution.  For example, on February 9, 2012 a class action was filed in Federal District Court for the Northern District of California alleging that the directors of the Company breached their fiduciary duties in approving the Plan of Liquidation and violated Section14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in allegedly issuing a consent solicitation statement with the intention of obtaining shareholder approval.  The complaint also alleged that the Company aided and abetted the directors’ breach of fiduciary duty. The Company believes that this action was without merit.  The complaint was voluntarily dismissed without prejudice on February 24, 2012, but other actions could be taken by the same plaintiff or others.  Defending such actions could reduce the assets of the Company available for distribution to its shareholders.

Challenges to Plan of Liquidation

Despite the approval of the Company’s shareholders of the Plan of Liquidation, certain shareholders may attempt to challenge implementation of the Plan.  In addition, shareholders may petition a California Superior Court to take jurisdiction over the dissolution of the Company, resulting in uncertainty as to the method and timing of the Company’s dissolution and future distributions.  There can be no assurance that the dissolution will proceed smoothly or on time as a result of future events.

Uncertainty of Future Distributions to Shareholders

The amount and frequency of future distributions to shareholders depend upon a number of factors including, but not limited to, the Company’s ability to achieve future revenues from its pending patent infringement litigation and the amount of the Company’s operating costs.  Certain shareholders may attempt to challenge implementation of the Plan, as indicated by the litigation noted above.  Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Takeover Attempts

Since the Company’s only assets are cash and the pending litigation, the Company may become a target for potential takeover attempts.  However, the Company believes that pursuant to applicable California law, any attempt to reverse the Company’s election to wind up and dissolve after the initial liquidating distribution would be very difficult, if not impossible, to achieve.

Lengthy Winding-Up Period

The Company’s final liquidating distribution is not anticipated to be made until on or about March 31, 2016. Aside from potentially prevailing in its pending litigation against VIA and SIS referred to below, the Company does not anticipate any revenue during the Company’s winding up period.  However, the Company is subject to claims, both known and unknown, during the winding up period which may adversely affect future distributions to shareholders.

Shareholders Liability for Debts Not Paid or Provided For

Shareholders may be liable for claims with respect to the Company’s debts and liabilities which were not adequately paid or provided for, even if such debts and liabilities are unknown.  Shareholder liability is limited to the lesser of each shareholder’s pro rata share of the claim or to the amount of corporate assets distributed to it.  Claims against shareholders may be commenced before the expiration of the applicable statute of limitations or within 4 years of the Company’s final dissolution, whichever is earlier.

Uncertain Outcome of VIA and SIS Legal Actions

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter.  The Company, in its case against VIA and SIS, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.  A trial date has been set for May 2013.  The outcome in the VIA and SIS legal actions could have significant effects on the Company’s distributions to its shareholders which cannot be predicted.

No Additional Infringement Claims Likely

As noted above, the Company has only one legal action pending, and the Company does not anticipate initiating any other infringement claims in the future.

Uncertain Revenue Stream

Although the Company has commenced legal action against VIA and SIS relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims. It is possible the Company’s announced liquidation could negatively affect the amount and timing of recovery on such claims.

OTC Bulletin Board

The Company’s common stock is currently traded on the OTC Bulletin Board. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as NASDAQ. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock. Approval of the Plan of Liquidation could also reduce liquidity in the Company’s common stock because investors may not be interested in buying shares of a company in liquidation with limited future prospects.

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one hundred thousand shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict. Liquidity in the Company’s shares may be further reduced due to the Company’s announcement of its liquidation and payment of the initial liquidating distribution.

Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period.  The Company expects that the trading price of its common stock will continue to be subject to significant volatility. It is likely that the Company’s planned distribution will result in a reduction in the trading price of its common stock.

Item 2.                      Properties

The Company is headquartered in Los Altos, California, where it leases administrative facilities in one location consisting of an aggregate of approximately 1,575 square feet.  The lease expires in January 2014.  The Company believes that it will have the ability to either renew the lease in its existing facility or find alternative space once the lease expires.

Item 3.                      Legal Proceedings

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe  the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter.  The Company, in its case against VIA and SIS, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.  A trial date has been set for May 2013.

The outcome in the VIA and SIS legal actions could have significant effects on the Company’s distribution to its shareholders which cannot be predicted.

 On February 9, 2012, a shareholder class action was filed in the United States District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 in allegedly issuing a consent solicitation statement with the intention of obtaining shareholder approval.  The complaint also alleged that the Company aided and abetted in the director’s breach of fiduciary duties.  The Company and directors believe that this action was without merit.  The complaint was voluntarily dismissed without prejudice on February 24, 2012.  (See “Risk Factors – Shareholder and Third Party Actions).

Item 4.                      Mine Safety Disclosures

Not applicable.

PART II

Item 5.                      Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following required information is filed as a part of this Report:

The Company did not issue any cash dividends on its common stock in fiscal year 2012.  During fiscal year 2011 the Company paid cash dividends of $0.75 and $0.65 per share, respectively, on each share of the Company’s common stock, equal to approximately $16.3 million.

The Company’s common stock traded on the NASDAQ National Market until May 25, 2004.  Its common stock is traded on the OTC Bulletin Board under the ticker symbol “OPTI”.  The following table sets forth the range of high and low closing prices for the Common Stock:

Common stock price per share:	Quarterly Period Ended
	June 30	September 30	December 31	March 31
Fiscal 2012
High	$2.08	$1.85	$1.76	$1.70
Low	$1.80	$1.59	$1.50	$1.51
Fiscal 2011
High	$4.20	$3.92	$3.17	$2.35
Low	$3.34	$2.55	$2.17	$2.02

As of June 14, 2012, there were approximately 93 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2012 and does not currently intend to do so in the future.

Item 6.                      Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report constitutes includes forward-looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors, including the Company’s ongoing efforts to enforce its intellectual property rights, its current litigation efforts and the uncertainty inherent in such litigation, and the effects of the implementation of its Plan of Liquidation.
Readers are encouraged to refer to “Risk Factors.”

Subsequent to the end of the fiscal year, on May 31, 2012, the shareholders of OPTi, Inc. (“OPTi” or the “Company”) approved a Plan of Liquidation pursuant to which the Company will wind up and dissolve.  The Company anticipates that its liquidation will be complete by March 31, 2016.  During the winding up period, the Company will cease to carry on business except to the extent necessary for the beneficial winding up thereof and except as to preserve the Company’s goodwill or going-concern value.

On June 4, 2012, the Company announced a cash distribution of $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation.  The distribution is to be payable on July 3, 2012 to shareholders of record as of the close of business on June 26, 2012.

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

Results of Operation

2012 Compared to 2011 – The Company recorded $240,000 of net sales during the fiscal year ended March 31, 2012 (“fiscal year 2012”) as compared to $50,625,000 of net sales during the fiscal year ended March 31, 2011 (“fiscal year 2011”).   This decrease in net sales was attributable to higher licensing revenue as the Company entered into licensing agreement with AMD, Apple and additional companies during the fiscal year ended March 31, 2011 versus only the licensing agreement with Allied Security Trust in fiscal year 2012. The Company’s future revenues depend on the success of our current litigation with VIA and SIS.

Gross margin for fiscal year 2012 and fiscal year 2011 was 100%.  This gross margin is attributable to the Company’s revenue in fiscal year 2012 and fiscal year 2011 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for fiscal year 2012 were $2.9 million as compared to $5.1 million for fiscal year 2011.  This represented an approximate 44% decrease in SG&A expenses year over year.  This decrease was primarily related to decreased costs associated with the litigation and arbitration cases against AMD, Apple, Compact ISA defendants and NVIDIA, during 2011.

Net interest and other income for fiscal year 2012 was $13,000 as compared to $12,000 in fiscal year 2011.  The increase in net interest and other income in fiscal year 2012, as compared to fiscal year 2011, was primarily higher average cash balances during the period.

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

Liquidity and Capital Resources

In fiscal year 2012, the Company used approximately $3.8 million in operating activities primarily related to the operating loss of the Company, an increase in income tax receivable and a reduction in accrued employee expenses, offset in part, by a decrease in tax valuation allowance.  In fiscal year 2011, the Company provided approximately $38.5 million in operating activities primarily related to the operating income of the Company and release of tax valuation allowance, offset in part, by a decrease in accounts payable.

The Company had insignificant investment activities in fiscal year 2012 and 2011, making only $8,000 and $4,000 in purchases of property and equipment, respectively.

The Company had no financing activity during the fiscal year ended March 31, 2012. The Company used approximately $16.3 million in financing activities in fiscal year 2011, related to cash dividends.

As of March 31, 2012, the Company’s principal sources of liquidity included working capital of approximately $23.0 million, of which cash and cash equivalents comprised approximately $21.9 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Off Balance Sheet Arrangements

None

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 8.                          Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-14 of this Report.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                      Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2012.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2012.  This annual report does not include disclosure of an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s annual report.

Bernard Marren	Mike Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.                      Other Information

None

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, as of June 15, 2012, were as follows:

Name	Age	Position with the Company
Bernard T. Marren	76	President, Chief Executive Officer and Chairman of the Board
Michael F. Mazzoni	49	Chief Financial Officer and Secretary
Kapil K. Nanda (1)(2)(3)(4)	66	Director
William H. Welling (1)(2)(3)(4)	78	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Independent Director

All board members serve until the next annual meeting of shareholders when they are either re-elected or their successors are elected.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association).  Mr. Marren is currently a director at several privately-held companies. Mr. Marren also served as a director at Infocus Corporation, until its sale in 2009, and Microtune, Inc. until its sale in 2010.  We believe that Mr. Marren is qualified to sit on our Board because he is the President and Chief Executive Officer of the Company and has served in that role for the past fourteen years.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to December 1999.  The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also served as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, from January 2003 to June 2005. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000.  Mr. Mazzoni has over twenty five years of experience in the accounting and finance areas for technology companies and has been with the Company for approximately eighteen years.  In that time, Mr. Mazzoni has accumulated significant knowledge of the Company’s intellectual property and licensing activities.

Kapil K. Nanda was elected as a director in May 1996. Mr. Nanda is currently President of InfoGain Corporation, a software and development consulting company, which he founded in 1990.  Mr. Nanda holds a B.S. in Engineering from the University of Punjab, India, an M.S. in Engineering from the University of Kansas, and an M.B.A. from the University of Southern California.  Mr. Nanda's years of management experience with technology companies provide the Company and the Board demonstrated senior level management ability and critical industry and technology insights.

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

Audit Committee Financial Expert.  The Company’s Board has not determined whether one of the members of its audit committee qualifies as an audit committee financial expert as set forth in Item 401(h) of Regulation S-K of the rules promulgated by the SEC.  Each of the members of the Company’s audit committee met the standards for audit committee membership set forth in the NASDAQ Marketplace Rules when they were selected for the committee by the Board.  In light of the nature of the Company’s business, the Company believes that its audit committee, as presently constituted, possesses the skills and experience necessary to oversee the work of the Company’s independent registered Public accounting firm and carry out the duties set forth in the Company’s audit committee charter.

Code of Ethics.  The Company has adopted a code of ethics that applies to its chief executive officer and its chief financial officer in accordance with Item 406 of Regulation S-K.  A copy of the code of ethics was included in the exhibit list to the Company’s Form 10-K filed for the year ended March 31, 2004 and is incorporated herein by reference.

Section 16(a)                                Beneficial Ownership Reporting Compliance of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file certain reports regarding ownership of, and transactions in, the Company’s securities with the SEC and with NASDAQ.  Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

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

Item 11.                      Executive Compensation

Compensation Discussion and Analysis

Introduction

The primary objectives of our executive compensation plan are to:

▪	align the financial interests of our executives with those of our shareholders;
▪	motivate and retain the executive talent required to successfully implement our business strategy; and
▪	provide incentives for achieving our short-term and long-term goals.

To achieve these objectives, our Compensation Committee establishes and reviews compensation packages for our executive officers on an annual basis, consisting of a combination of salary and cash bonus.

The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO.  For our other executive officer, the Compensation Committee meets outside the presence of such executive officer.

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

Discretionary Bonus. Bonus targets are based on a percentage of the executive’s base salary.  The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount.  The bonus is ordinarily paid in a single installment following the completion of a given fiscal year. The individual performance objectives tend to be keyed to the company’s goals in regard to licensing its intellectual property.  The Compensation Committee did not recommend any discretionary bonuses for Mr. Marren and Mr. Mazzoni during fiscal 2012.

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

Shareholder Return Bonus.  Currently, the Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage of all monies returned to the shareholders of the Company or if the Company determines not to distribute any third party payments from its intellectual property strategy within six months of receiving that payment. The compensation ranges from 1% to 5% of the amount received from third party payments from the intellectual property strategy.  During fiscal year 2012, the Company awarded Mr. Marren and Mr. Mazzoni $4,320 and $2,880, respectively, under the Shareholder Return Bonus plan, from third party payments which were either distributed to shareholders, in the form of dividends, or were not distributed to shareholders.  During fiscal 2011, the Company awarded Mr. Marren and Mr. Mazzoni $1,032,401 and $688,268, respectively, under the Shareholder Return Bonus plan.

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

Employment Agreements.  During fiscal year 2007 the Compensation Committee determined that it would be appropriate to enter into employment agreements with Mr. Marren and Mr. Mazzoni, primarily in order to document the provisions of the Shareholder Return Bonus program, adjust certain of the payment thresholds and address program award payments under particular circumstances.  The shareholders of the Company, at the November 27, 2007 annual meeting, approved the employment agreements for Mr. Marren and Mr. Mazzoni.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal years 2012 and 2011.  Collectively, these are the “Named Executive Officers”:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards (2)	Non-Equity Compensa- tion Incentive Plan Comp.(3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensa-tion	Total
Bernard T. Marren Chief Executive Officer - CEO	2012	$166,911	-	-	-	4,320	-	$11,155(4)	$182,386
	2011	$158,963	-	-	-	1,032,401	-	$10,899(4)	$1,202,263
Michael F. Mazzoni Chief Financial Officer - CFO	2012	$116,944	-	-	-	2,880	-	- (4)	$119,824
	2011	$111,375	-	-	-	688,268	-	$8,250(4)	$807,893

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.
(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year for the fair value of stock options granted to each of the named executives, in 2012, as well as prior fiscal years, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)
The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “ Shareholder Return Bonus”.

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2012.  Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus program which is a multi-year non-equity incentive plan.  The Company established the plan and made Mr. Marren and Mr. Mazzoni participants in 2005 and the plan covered their performance during fiscal 2012 during which they earned payments under the plan which are reflected in the Summary Compensation Table above.  However, no new awards were granted under the plan during fiscal 2012.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards with our Named Executive Officers as of March 31, 2012.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2012.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal 2012.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal 2012.

Potential Payments Upon Termination or Change in Control

Severance and change-in-control arrangements for Mr. Marren and Mr. Mazzoni are included in the employment agreements approved by the shareholders at the November 27, 2007, annual meeting.

Director Compensation

The following table summarizes director compensation during fiscal year 2012:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)	Option Awards (3) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Diamond(5)	$34,500	—	—	—	—	—	$34,500
Kapil Nanda	$46,500	—	—	—	—	—	$46,500
William Welling	$48,000	—	—	—	—	—	$48,000

(1)
Mr. Marren is not included in this table as he is an employee of the Company and receives no extra compensation for his services as a Director.  The compensation received by Mr. Marren, as an employee of the Company, is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)	As of March 31, 2012, each non-employee Director received a $15,000 yearly retainer and a fee of $1,500 per board or committee meeting attended.
(3)
Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FASB ASC Topic 72 Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions.

(4)	As of March 31, 2012, Mr. Nanda and William Welling had no options outstanding. There were no options granted during fiscal year 2012.
(5)	Mr. Diamond resigned as a member of the Board of Directors effective November 11, 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Nanda and Welling, each of whom is an independent director and neither of whom is a current or former employee of the Company. During 2012, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

William Welling, Chair
Kapil Nanda

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2012 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers)and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,645,903 shares of our common stock were issued and outstanding as of March 31, 2012.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership

S. Muoio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	4,097,088	—	4,097,088	35.2%
Raffles Associates LP (6) 450 Seventh Ave, Ste. 509 New York, NY 10123	716,834	—	716,834	6.2%
Weiss Asset Management LP (7) 222 Berkeley Street, 16th Floor Boston,, MA 02116	682,927	—	682,927	5.9%
Dimension Fund Advisors Inc. (8) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 940401	581,210	—	581,210	5.0%
Bernard T. Marren	15,788	—	15,788	*
Michael F. Mazzoni	—	—	—	*
Kapil Nanda	4,000	—	4,000	*
William Welling	21,333	—	21,333	*

All executive officers and directors as a group (4 persons)	41,121	—	41,121	*

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2012.
(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc, One First Street, Suite 14, Los Altos, CA 94022.
(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2012.
(3)
Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2012 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

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

(5)
Information on holdings of S. Muoio & Co LLC (“SMC”) is taken from a Form 4 filed on February 8, 2012.  The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the "Investment Vehicles") for which SMC serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC's position as general partner or investment manager of the Investment Vehicles and Mr. Muoio's status as the managing member of SMC.

(6)
Information on holdings of Raffles Associates L.P. is taken from a Schedule 13G/A filed on February 14, 2012. Raffles Capital Advisors LLC is the General Partner of Raffles Associates, L.P. and Paul H. O’Leary is the Managing Member of Raffles Capital Advisors LLC.

(7)
Information on holdings of Weiss Asset Management LP is taken from a form 13G filed on February 14, 2012.  Shares reported are beneficially owned by a private investment partnership.  BIP GP is the sole general partner of the Partnership, Weiss Asset Management is the sole investment manager to the Partnership, WAM GP is the sole general partner of Weiss Asset Management, and Andrew Weiss is the managing member of WAM GP and BIP GP.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No options are outstanding or authorized for issuance under the Company’s equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

Compensation Committee Interlocks and Insider Participation

During the last fiscal year the members of the Compensation Committee were Messrs. Diamond, Nanda and Welling.  Mr. Diamond resigned from the Board and Compensation Committee effective November 11, 2011.  There was no reportable compensation committee, director interlocks, or insider participation during that period.

Related Party Transactions

The Company’s policy is that it will not make loans to, or enter into other transactions with directors, officers or affiliates unless such loans or transactions are (i) approved by the majority of the Company’s independent disinterested directors, (ii) may reasonably be expected to benefit the Company, and (iii) will be on terms no less favorable to the Company than could be obtained in arms-length transactions with unaffiliated third parties.

Procedures for Approval of Related Person Transactions

The Board of Directors is responsible for reviewing and approving all material transactions with any related party. “Related Party” means any of the following:

─	A director (which term, when used, includes any director nominee),
─	an executive officer,
─	a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock,
─	or a person known by the Company to be an immediate family member of any of the foregoing.

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

Since the beginning of the Company’s last fiscal year, there have been no transactions in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, and no such transactions are currently proposed.

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

Item 14.                      Principal Accountant Fees and Services

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Armanino McKenna LLP for fiscal years 2012 and 2011.

	2012	2011

Audit Fees (1)	$120,535	$115,653
Audit Related Fees	—	—
Tax Fees (2)	17,639	17,580
All Other Fees	97,705	19,600
Total	$235,879	$152,833

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2012 and 2011, all services provided by Armanino McKenna LLP were pre-approved by the Audit Committee.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The following financial statements are filed as part of this Report:
Page

	Report of Armanino McKenna LLP, Independent Registered Public Accounting Firm................................		F-1
	Consolidated Balance Sheets, March 31, 2012 and 2011……………………………………………………		F-2
	Consolidated Statements of Operations for the years ended March 31, 2012 and 2011…………….............		F-3
	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012 and 2011….............		F-4
	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011……………………		F-5
	Notes to Consolidated Financial Statements…………………………………………………………………		F-6

(a)(2)	Financial Statement Schedules

	Schedule Number	Description
None

All other schedules not applicable.

(a)(3)	Exhibits Listing

Exhibit
	Number	Description

	3.1	Registrant’s Articles of Incorporation, as amended. (1)
	3.2	Registrant’s Bylaws. (1)
	10.1	1993 Stock Option Plan, as amended. (1)
	10.2	1993 Director Stock Option Plan. (1)
	10.3	Form of Indemnification Agreement between Registrant and its officers and directors.(1)
	10.4	1996 Employee Stock Purchase Plan. (2)
	10.5	1995 Employee Stock Option Plan, as amended. (3)
	10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)
	10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc., dated as of September 30, 2002. (5)
	10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)
	10.9	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)
	10.10	Employment Agreement with Michael M. Mazzoni, dated as of November 27, 2007 (7)
	10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)
	10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)
	10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)
	10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST), as amended, dated as of December 11, 2009 (11)
	10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)
	10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.17
Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (13)
10.18  Settlement and License Agreement with Apple Inc., dated as of December 6, 2010 (14)
10.19  Patent License Agreement with Exar Corporation, dated March 14, 2011

14.1	Code of Ethics (16)
24.1	Power of Attorney (see page 24, signature page).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002. (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc., (File No. 000-21422).
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007, (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc., (File No. 000-21422).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc., (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc., as amended, (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended, (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010, (File No. 000-21422).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 29, 2012.

OPTi Inc.

By:	/s/ Bernard Marren
Bernard Marren
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bernard Marren and Michael Mazzoni and each of them, jointly and severally, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BERNARD MARREN	President and Chief Executive Officer and Chairman	June 29, 2012
Bernard Marren	of the Board (Principal Executive Officer)

/s/ MICHAEL MAZZONI	Chief Financial Officer (Principal	June 29, 2012
Michael Mazzoni	Financial and Accounting Officer)

/s/ KAPIL K NANDA	Director	June 29, 2012
Kapil K. Nanda

/s/ WILLIAM WELLING	Director	June 29, 2012
William Welling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
OPTi Inc.
Los Altos, CA

We have audited the accompanying consolidated balance sheets of OPTi Inc. (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OPTi Inc., as of March 31, 2012 and 2011, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 10 to the financial statements, the shareholders of OPTi Inc. approved a Plan of Liquidation on May 31, 2012, and the Company commenced liquidation shortly thereafter.

/s/ Armanino McKenna, LLP

San Ramon, California
June 29, 2012

OPTi Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$21,922	$25,779
Income tax receivable	1,392	−
Prepaid expenses and other current assets	24	105
Deferred tax asset	−	556
Total current assets	23,338	26,440

Equipment and furniture
Office equipment	32	62
Furniture and fixtures	17	17
	49	79
Accumulated depreciation	(41)	(70)
Equipment and furniture, net	8	9

Other assets
Deposits	5	−
Non-current deferred tax asset	−	783
Total other assets	5	783
Total assets	$23,351	$27,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$163	$32
Accrued expenses	204	211
Accrued employee compensation	10	684
Total current liabilities	377	927
Other liabilities
Non-current taxes payable	3,816	4,098
Total current and other liabilities	4,193	5,025

Shareholders' equity
Preferred stock, no par value:
Authorized shares - 5,000,000
No shares issued or outstanding	−	−
Common stock, no par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 11,645,903 at March 31, 2012 and March 31, 2011	13,544	13,544

Retained earnings	5,614	8,663
Total shareholders' equity	19,158	22,207
Total liabilities and shareholders' equity	$23,351	$27,232

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31, 2012	Year Ended March 31, 2011

Sales
License sales	$240	$50,625
Net sales	240	50,625

Costs and expenses
General and administrative	2,856	5,094
Total costs and expenses	2,856	5,094

Operating income (loss)	(2,616)	45,531
Interest income and other	13	12

Income (loss) before provision for income taxes	(2,603)	45,543
Provision for income taxes	446	19,923
Net income (loss)	$(3,049)	$25,620

Basic net income (loss) per share	$(0.26)	$2.20

Shares used in computing basic per share amounts	11,646	11,645

Diluted net income (loss) per share	$(0.26)	$2.20

Shares used in computing diluted per share amounts	11,646	11,645

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Total Shareholders’ Equity

Balance at March 31, 2010	11,641,903	$13,539	$(652)	$12,887
Issuance of common stock under stock plans	4,000	5	─	5
Cash dividends	─	─	(16,305)	(16,305)
Net income	─	─	25,620	25,620
Balance at March 31, 2011	11,645,903	13,544	8,663	22,207
Net loss	─	─	(3,049)	(3,049)
Balance at March 31, 2012	11,645,903	$13,544	$5,614	$19,158

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31, 2012	Year Ended March 31, 2011

Operating activities
Net income (loss)	$(3,049)	$25,620

Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	9	4
Change in deferred tax assets and non-current taxes payable	1,057	14,200
Changes in operating assets and liabilities:
Accounts receivable	─	450
Prepaid expenses and other current assets	76	(63)
Taxes receivable	(1,392)	-
Accounts payable	131	(2,141)
Accrued expenses	(7)	(237)
Accrued employee expenses	(674)	672
Net cash provided by (used in) operating activities	(3,849)	38,505

Investing activities
Purchases of property and equipment	(8)	(4)
Net cash used in investing activities	(8)	(4)

Financing activities
Cash dividends	─	(16,305)
Sale of common stock	─	5
Net cash used in financing activities	─	(16,300)

Net increase (decrease) in cash and cash equivalents	(3,857)	22,201
Cash and cash equivalents at beginning of year	25,779	3,578
Cash and cash equivalents at end of year	$21,922	$25,779

Supplemental cash flow information
Cash paid for income taxes	$714	$5,792

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company - OPTi Inc., a California corporation, has been engaged in licensing its intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers.  On May 31, 2012, the Company’s shareholders adopted a Plan of Liquidation pursuant to which it will cease doing business (see Note 10 – Subsequent Events).

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates fair value.  At March 31, 2012 and 2011 substantially all cash and cash equivalents consisted of money market accounts.

Income Taxes - Income taxes are calculated under Accounting Standard Codification Topic 740 “Accounting for Income Taxes”.  Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities.  Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be utilized.

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

Net Income Per Share - Basic net income per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period.  The Company has computed weighted-average shares outstanding for all of the periods presented.  Diluted income per share is computed on the basis of the weighted-average number of shares plus dilutive potential common shares outstanding using the treasury method.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820). ASU No. 2010-06 provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Note 2 - Shareholders’ Equity

Preferred Stock

The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.  The Company has never issued preferred stock nor does it anticipate doing so.

Stock Option Plans

No options were granted during fiscal years 2012 and 2011.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price Per Share

Outstanding at March 31, 2010	8,000	$2.01
Exercised in 2011	(4,000)	$1.27
Outstanding at March 31, 2011	4,000	$2.74
Options cancelled in 2012	(4,000)	$2.74
Outstanding at March 31, 2012	─	$─

As of March 31, 2012 no stock options were outstanding.  As of March 31, 2011, there were 4,000 options outstanding and exercisable.  The weighted average exercise price for the exercisable shares as of March 31, 2011 was $2.74.

Stock Options Outstanding and Stock Options Exercisable:

No options were outstanding or exercisable as of March 31, 2012.

Activity under our Stock Option Plans is summarized as follows:
	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at April 1, 2011	4,000	$2.74

Outstanding at March 31, 2012	─	─	─	─

Exercisable at March 31, 2012	─	─	─	─

There were no options granted during the fiscal years ended March 31, 2012 and 2011.

Common Stock Reserved

At March 31, 2012, the Company has no reserved shares of common stock for future issuance.

Note 3 - Net Income Per Share

Basic net income per share per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares if all convertible securities were converted into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended March 31,
	2012	2011

Net income (loss)	$(3,049)	$25,589

Weighted average number of common shares outstanding	11,646	11,645

Basic net income (loss) per share	$(0.26)	$2.20

Weighted average number of common shares outstanding	11,646	11,645
Effect of dilutive securities:
Employee stock options	−	−
Denominator for diluted net income (loss) per share	11,646	11,645
Diluted net income (loss) per share	$(0.26)	$2.20

Note 4 – Cash and Equivalents

The following is a summary as of March 31, 2012 and 2011 (in thousands):

	March 31,	March 31,
	2012	2011

Cash	$100	$100
Money Market	21,822	25,679
Total	$21,922	$25,779

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

Level I	─	observable inputs such as quoted prices in active markets;
Level II	─	inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
Level III	─
unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

As of March 31, 2012 and March 31, 2011, the Company had cash and investments in money market funds of $21.9 million and $25.7 million, respectively, in cash equivalents classified as Level I in the fair value hierarchy and no Level II or Level III investments.

Note 5 – Commitments

The Company leases its facility under a non-cancellable operating lease that expires in January 2014.

Rental expense for operating leases amounted to $104,000 and $116,000, respectively, for the years ended March 31, 2012 and 2011.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2013	$47,565
March 31, 2014	40,950
Total lease commitment	$88,515

Note 6 - Concentrations

The Company received all of its revenue in fiscal year 2012 from a licensing agreement with Allied Security Trust.  During fiscal year 2011 the Company recorded $50,625,000 as revenue.  The vast majority of the revenue in fiscal year 2011 was due to licensing agreements with AMD for $35,000,000 and Apple for $12,250,000.

Note 7 – Income Taxes

The components of the provision for income taxes are as follows (in thousands):

		2012	2011
Federal:
	Current	$(1,092)	$5,886
	Deferred	1,340	8,263
		$248	$14,149
State:
	Current	$198	$3,936
	Deferred	─	1,838
		$198	$5,774

	Total	$446	$19,923

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):
	2012	2011

Expected provision for (benefit from) income taxes at federal statutory rate	$(911)	$15,485
State income tax benefit, net of federal effect	(148)	2,657
Valuation allowance	1,006	1,780
Uncertain tax positions	273	−
Impact of filed tax returns	194	−
Other	32	1

Provision for (Benefit from) Income Taxes	$446	$19,923

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2012		2011
Deferred tax assets:
Net operating loss carryforwards		$2,005	$1,884
Depreciation and amortization		−	2
Reserves and accruals		896	1,340
Other		39	−

Total deferred tax assets		$2,940	$3,226

Valuation allowance		(2,940)	(1,867)

Net deferred tax assets	$	−	$1,339

During fiscal year 2012, the Company recorded an income tax benefit of approximately $0.5 million related to both current and deferred tax expense.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income.  In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.   Based on expected future losses, the Company has determined that on a more likely than not basis, it will be unable to realize its deferred tax assets.  In recognition of this risk, we have provided a valuation allowance of $3.0 million on the deferred tax assets.  If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of March 31, 2012, will be accounted for as a reduction of income tax expense.

The Company’s valuation allowance increased by $1.0 million and $1.8 million in the twelve months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company has state net operating losses of approximately $34.9 million. State net operating loss carryforwards will expire at various dates beginning in 2014 through 2032.

Net operating loss carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company accrued $0.3 million in income tax expense relating to interest and penalties related to uncertain tax positions in the twelve months ended March 31, 2012.  The Company accrued no interest and penalties related to uncertain tax positions in the twelve months ended March 31, 2011.  If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes.  The Company does not expect its unrecognized tax benefits to materially change over the next twelve months.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended March 31, 2012, is as follows (in thousands):

	2012	2011
Balance at April 1	$4,097	$3,911
Additions for tax positions of prior years	─	186
Reductions for tax positions of prior years	(554)	─
Balance at March 31	$3,543	$4,097

The amount of unrecognized tax benefit which would impact the effective tax rate, if realized, is $3.5 million.  The realization of additional unrecognized tax benefits would increase corresponding valuation allowance, thereby offsetting the related rate impact.

The Company files income tax returns in the U.S. and the state of California.  The Company is subject to U.S. federal and California income tax examinations by tax authorities for years 1996 – 2011 and 1994 – 2011, respectively.

Note 8 - Employee Benefit Plan

Savings Plan   The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits.  The Company currently matches fifty percent of employee contributions made to the savings plan.  During 2012 and 2011, the amount of the Company contribution to the 401k plan was approximately $16,000 and $21,000, respectively.  Administrative costs of the plan are immaterial.

Note 9 – Contingencies

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on, July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents.  The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291, both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”.  The complaint alleges that VIA and SIS infringe  the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.  OPTi has requested a jury trial in this matter.  The Company, in its case against VIA and SIS, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees.  A trial date has been set for May 2013.

The ultimate outcomes of the VIA and SIS legal actions could have significant effects on the Company’s distributions to its shareholders which cannot be predicted.

Note 10 – Subsequent Events

On or about May 1, 2012, the Company solicited the written consent of its shareholders to voluntarily wind up and dissolve the Company and adopt a Plan of Liquidation as described in Amendment No. 1 to the Company’s Consent Solicitation Statement on Schedule 14A filed with the SEC on April 30, 2012.  As of May 31, 2012, the Company had received consents and non-consents with respect to 8,197,155 shares, and had not received responses with respect to 3,448,748 shares.  69.7% of the outstanding shares approved the Proposal.  Accordingly, the Plan of Liquidation has become effective.

On June 4, 2012, the Company announced a cash distribution of $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation.  The distribution is to be payable on July 3, 2012 to shareholders of record as of the close of business on June 26, 2012.

Note 11 – Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2012	June 30		September 30		December 31	March 31

Net revenues	$	−	$	−	$240	$	−
Gross profit	$	−	$	−	$240	$	−
Operating loss		$(873)		$(793)	$(255)		$(695)
Net loss		$(574)		$(580)	$(1,389)		$(506)
Basic and diluted net loss per share		$(0.05)		$(0.05)	$(0.12)		$(0.04)

Year Ended March 31, 2011	June 30		September 30		December 31	March 31

Net revenues		$35,125		$3,250	$12,250	$	−
Gross profit		$35,125		$3,250	$12,250	$	−
Operating profit (loss)		$33,265		$2,052	$10,868		$(639)
Net income (loss)		$19,790		$1,346	$4,823		$(340)
Basic and diluted net income (loss) per share		$1.70		$0.12	$0.65		$(0.03)