Form 10-K/A
period 2012-03-31
OPTI INC
filed 2012-07-06
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
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
No

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
Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes
No
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

OPTi Inc.

Form 10-K
For the Fiscal Year Ended March 31, 2012
INDEX

Page
Number
PART I
	Item 1.	Business

	Item 1A.	Risk Factors

	Item 2.	Properties

	Item 3.	Legal Proceedings

	Item 4.	Mine Safety Disclosures

PART II
	Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters And Issuer Purchases of Equity Securities

	Item 6.	Not Applicable

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 7A.	Not Applicable

	Item 8.	Financial Statements and Supplementary Data

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	Item 9A.	Controls and Procedures

	Item 9B.	Other Information

PART III
	Item 10.	Directors and Executive Officers and Corporate Governance

	Item 11.	Executive Compensation

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Item 13.	Certain Relationships and Related Transactions and Director Independence

	Item 14.	Principal Accountant Fees and Services

PART IV
	Item 15.	Exhibits and Financial Statement Schedules

Signatures

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The following financial statements are filed as part of this Report:
Page

	Report of Armanino McKenna LLP, Independent Registered Public Accounting Firm................................		F-1
	Consolidated Balance Sheets, March 31, 2012 and 2011……………………………………………………		F-2
	Consolidated Statements of Operations for the years ended March 31, 2012 and 2011…………….............		F-3
	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012 and 2011….............		F-4
	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011……………………		F-5
	Notes to Consolidated Financial Statements…………………………………………………………………		F-6

(a)(2)	Financial Statement Schedules

	Schedule Number	Description	Page
	None		Number

All other schedules not applicable.

(a)(3)	Exhibits Listing

Exhibit
	Number	Description

	3.1	Registrant’s Articles of Incorporation, as amended. (1)
	3.2	Registrant’s Bylaws. (1)
	10.1	1993 Stock Option Plan, as amended. (1)
	10.2	1993 Director Stock Option Plan. (1)
	10.3	Form of Indemnification Agreement between Registrant and its officers and directors.(1)
	10.4	1996 Employee Stock Purchase Plan. (2)
	10.5	1995 Employee Stock Option Plan, as amended. (3)
	10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)
	10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc., dated as of September 30, 2002. (5)
	10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)
	10.9	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)
	10.10	Employment Agreement with Michael M. Mazzoni, dated as of November 27, 2007 (7)
	10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)
	10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)
	10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)
	10.14	Amendment No. 1 to Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST), as amended, dated as of December 11, 2009 (11)
	10.15	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)
	10.16	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

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

Note 7 – Income Taxes

The components of the provision for income taxes are as follows (in thousands):

		2012	2011
Federal:
	Current	$(1,092)	$5,886
	Deferred	1,340	8,263
		$248	$14,149
State:
	Current	$198	$3,936
	Deferred	─	1,838
		$198	$5,774

	Total	$446	$19,923

Reconciliation of the provision for income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):
	2012	2011

Expected provision for (benefit from) income taxes at federal statutory rate	$(911)	$15,485
State income tax benefit, net of federal effect	(148)	2,657
Valuation allowance	1,006	1,780
Uncertain tax positions	273	−
Impact of filed tax returns	194	−
Other	32	1

Provision for (Benefit from) Income Taxes	$446	$19,923

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,005	$1,884
Depreciation and amortization	−	2
Reserves and accruals	896	1,340
Other	39	−

Total deferred tax assets	$2,940	$3,226

Valuation allowance	(2,940)	(1,867)

Net deferred tax assets	$−	$1,339

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

Note 11 – Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2012	June 30	September 30	December 31	March 31

Net revenues	$−	$−	$240	$−
Gross profit	$−	$−	$240	$−
Operating loss	$(873)	$(793)	$(255)	$(695)
Net loss	$(574)	$(580)	$(1,389)	$(506)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.04)

Year Ended March 31, 2011	June 30	September 30	December 31	March 31

Net revenues	$35,125	$3,250	$12,250	$−
Gross profit	$35,125	$3,250	$12,250	$−
Operating profit (loss)	$33,265	$2,052	$10,868	$(639)
Net income (loss)	$19,790	$1,346	$4,823	$(340)
Basic and diluted net income (loss) per share	$1.70	$0.12	$0.65	$(0.03)

Exhibit 31.1

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

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)
disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any, fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 29, 2012
/s/ Bernard T. Marren
Bernard T. Marren
President, Chief Executive Officer

Exhibit 31.2

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

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)
disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 29, 2012
/s/ Michael Mazzoni
Michael Mazzoni
Chief Financial Officer

Exhibit 32.1

OPTi Inc.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OPTi Inc. (the “Company”) on Form 10-K for the fiscal year ending March 31, 2012 as filed with the SEC on the date hereof (the “Report”). I, Bernard T. Marren, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Bernard T. Marren	Date: 6/29/12
Bernard T Marren, Chief Executive Officer

Exhibit 32.2

OPTi Inc.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OPTi Inc. (the “Company”) on Form 10-K for the fiscal year ending March 31, 2012 as filed with the SEC on the date hereof (the “Report”). I, Michael Mazzoni, Chief F Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Michael Mazzoni	Date: 6/29/12
Michael Mazzoni, Chief Financial Officer