Form 10-Q
period 2012-06-30
OPTI INC
filed 2012-08-20
CIK 899297

————————————————————————————————————————————————

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————————————

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to___________

________________________

Commission File Number 0-21422
OPTi Inc.
(Exact name of registrant as specified in its charter)

________________________

CALIFORNIA	77-0220697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Street, Suite 14 Los Altos, California	94022
(Address of principal executive office)	(Zip Code)

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
Yes o                      No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2012 was 11,645,903.
————————————————————————————————————————————————

OPTi Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OPTi INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
(in thousands)
March 31, 2012
(audited)
ASSETS

Current assets:
Cash and cash equivalents	$21,922
Income tax receivable	1,392
Prepaid expenses and other current assets	24
Total current assets	23,338

Property and equipment, at cost
Machinery and equipment	32
Furniture and fixtures	17
49
Accumulated depreciation	(41)
8
Other assets
Deposits	5
Total other assets	5
Total assets	$23,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163
Accrued expenses	204
Accrued employee compensation	10
Total current liabilities	377
Other liabilities:
Non-current taxes payable	3,816
Total liabilities	4,193

Stockholders’ equity:
Preferred stock, no par value
Authorized shares – 5,000
No shares issued or outstanding	—
Common stock
Authorized shares – 50,000
Issued and outstanding – 11,646	13,544
Retained earnings	5,614
Total stockholders’ equity	19,158
Total liabilities and stockholders’ equity	$23,351

* The balance sheet as of March 31, 2012 has been derived from the audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)
(in thousands)
(Unaudited)
June 30, 2012

Assets:
Cash and cash equivalents	$8,474
Income tax receivable	1,576
Prepaid expenses and other current assets	58
Property and equipment	7
Deposits	5
Total assets	$10,120

Liabilities:
Accounts payable	$140
Accrued expenses	194
Accrued employee compensation	3
Non-current taxes payable	3,903
Other accrued liabilities	5,442
Total liabilities	9,682
Net assets in liquidation	$438

Because of the unpredictability of any settlement amounts or a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA and SIS.  Accordingly, the Company has not recorded any receivables for such litigation.  If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)
(In thousands)
(Unaudited)

For the One Month Period ended June 30, 2012

Stockholder’s equity at May 31, 2012	$18,928
Accrued liquidation cost	(5,680)
Net assets in liquidation as of June 1, 2012	$13,248
Liquidating distribution	(12,810)
Adjustments to accrued liquidation costs during the month ended June 30, 2012	─
Net assets in liquidation as of June 30, 2012	$438

Because of the wide range of settlement amounts and the unpredictability of the likelihood of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any settlement proceeds for the ongoing litigation against VIA and SIS.  Accordingly, the Company has not recorded any receivables for anticipated settlements.  If the Company is successful in its litigation efforts, it will record the amount of any settlements at the time of final judgment, resulting in an increase to the net assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except for per share data)
(unaudited)

	Two Months Ended May 31, 2012	Three Months Ended June 30, 2011

Sales
License and royalties	$—	$—
Net sales	—	—

Costs and expenses
Selling, general and administrative	265	873
Total costs and expenses	265	873

Operating loss	(265)	(873)
Interest and other income, net	2	4
Loss before provision for income taxes	(263)	(869)

Income tax benefit	(34)	(294)
Net loss	$(229)	$(575)
Basic and diluted net loss per share	$(0.02)	$(0.05)
Shares used in computing basic and diluted per share amounts	11,646	11,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)
(unaudited)

	Two Months Ended May 31, 2012	Three Months Ended June 30, 2011

Cash flows from operating activities:
Net loss	$(229)	$(575)
Adjustments to reconcile net income (loss) to net used in operating activities:
Depreciation	1	1
Deferred income taxes	—	349

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	33
Income taxes receivable	(92)	(1,370)
Accounts payable	44	88
Accrued expenses	(75)	250
Accrued employee compensation	(7)	(683)
Income taxes payable	59	—
Net cash used in operating activities	(339)	(1,907)

Net increase (decrease) in cash and cash equivalents	(339)	(1,907)
Cash and cash equivalents, beginning of period	21,922	25,779
Cash and cash equivalents, end of period	$21,583	$23,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc. (In Liquidation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Since May 31, 2012, the Company has been in liquidation pursuant to a Plan of Liquidation approved by its shareholders on that date.

1.             Basis of Presentation

The information, as of June 30, 2012 and for the three month periods ended June 30, 2012 and 2011, are unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Liquidating Basis of Accounting

Basis of Consolidation – As a result of the shareholders' approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective May 31, 2012.  This basis of accounting is considered appropriate when liquidation of a company is imminent.  Under the liquidation basis of accounting, assets are valued at their net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs.  Liabilities are stated at their estimated settlement amount, which is the non-discounted amount of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs.
Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period, as of June 1, 2012.  The dissolution period estimate provides time for the Company to complete the remaining litigation, make final distributions (if any), and file its certificate of dissolution.  In determining its total estimated costs to liquidate, the Company estimated that it will incur costs through March 31, 2016 as follows (in thousands):

Salaries, wages and benefits	$1,117
Lease expense	205
Legal, accounting, board and other professional fees	1,407
Litigation related expenses	2,100
Outside services and other expenses	538
Insurance	313
Total liquidation accrual	$5,680

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete liquidation.  The Company has recorded total accrued liabilities of $5.4 million on the statement of net assets as of June 30, 2012.  The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and differ materially from these accrued amounts because of the Plan's inherent uncertainty.  See "Risk Factors" below.

Because of the unpredictability of any settlement amounts or a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA and SIS.  Accordingly, the Company has not recorded any receivables for such litigation.  If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates under different assumptions or conditions.  These differences may be material.  See "Risk Factors" below.

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

The Company had no stock options outstanding as of May 31, 2012.  The Company has excluded options for the purchase of 4,000 shares of common stock from the calculation of diluted net (loss) per share for the three month period ended June 30, 2011, because such securities were anti-dilutive.

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

Income tax benefit for the two months ended May 31, 2012 was $34,000, or 13% of pre-tax income as compared to a benefit of $0.3 million, or 34% of pre-tax income for the quarter ended June 30, 2011.  The effective tax rate for the two months ended May 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes.

As of June 30, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012.  The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credit.  All of this amount would impact the Company’s effective rate, if recognized.  Penalty and interest of approximately $0.4 million has been accrued in income tax expense.

4.             Cash and Cash Equivalents

The following is a summary as of June 30 and March 31, 2012 (in thousands):

	June 30,	March 31,
	2012	2012

Cash	$100	$100
Money market funds	8,374	21,822
	$8,474	$21,922

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

As of June 30, 2012, and March 31, 2012, the Company had investments in money market funds of $8.4 million and $21.8 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.           Commitments

The Company leases its facility under a non-cancelable operating lease that expires in January 2014.

Rental expense for the operating lease amounted to $12,000 and $29,000, respectively, for the three months ended June 30, 2012 and June 30, 2011.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2013	$35,753
March 31, 2014	40,950
Total lease commitment	$76,703

6.           Subsequent Events

On June 4, 2012, the Company announced a liquidating distribution of $12.8 million or $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation. The $12.8 million was transferred to our transfer agent on June 29, 2012, and is netted against an equal amount of liquidating distribution payable resulting in a zero net balance as of June 30, 2012.  The distribution was paid on July 3, 2012, to shareholders of record as of the close of business on June 26, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report may include forward-looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors.  Readers are encouraged to review “Risk Factors” set forth below

On May 31, 2012, the shareholders of OPTi approved a Plan of Liquidation pursuant to which the Company is winding up and dissolving.  The Company anticipates that its liquidation will be complete by March 31, 2016.  During the winding up period, the Company has ceased to carry on business except to the extent necessary for the beneficial winding up thereof.  Please see Part 1, Item 1 of Form 10-K for the fiscal year ended March 31, 2012, for background regarding the Plan of Liquidation.

The Company intends to continue to conduct its ongoing litigation against VIA Technologies, Inc. and Silicon Integrated Systems Corp. during the Liquidation Period.  A trial date has been set for May 2013.  See "Legal Proceedings" below.

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

Accrual for Costs of Liquidation  We expect it will take approximately forty six months to complete the Plan of Liquidation.  Accordingly, we had to estimate expenses for the liquidation period based on historical information and known future events.  The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and may differ materially from the accrued amounts because of the Plan's inherent uncertainty.  See "Risk Factors" below.

Results of Operations for the Two Months Ended May 31, 2012
Compared to the Three Months Ended June 30, 2011

Revenues

The Company had no license revenue for the two-month period ended May 31, 2012 and the three-month period ended June 30, 2011.

General and Administrative

General and administrative expenses for the two months ended May 31, 2012 were $265,000 as compared to $873,000 for the quarter ended June 30, 2011.  The decrease in general and administrative costs for the two-month period ended June 30, 2012, as compared to the comparable period ended June 30, 2011, was mainly attributable to a two-month period in FY 2013 versus a three-month period in FY 2012, as well as a decrease in litigation costs.

Interest and Other Income, Net

Net interest and other income for the two-month period ending May 31, 2012 was $2,000 as compared to $4,000 for the three-months ended June 30, 2011.  The decrease in net interest and other income in the two-month period ended May 31, 2012 as compared to the comparable period in 2011 was due to lower cash balances.

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

Income tax benefit for the two months ended May 31, 2012 was $34,000, or 13% of pre-tax income as compared to a benefit of $0.3 million, or 34% of pre-tax income for the quarter ended June 30, 2011.  The effective tax rate for the two months ended May 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes.

As of June 30, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012.  The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credit.  All of this amount would impact the Company’s effective rate, if recognized.  Penalty and interest of approximately $0.4 million has been accrued in income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $8.5 million at June 30, 2012 from $21.9 million at March 31, 2012.  The decrease in cash and cash equivalents of approximately $13.4 million from March 31, 2012, to June 30, 2012, primarily relates to the liquidating distribution of approximately $12.8 million paid in July 2012 and the net loss for the period.  Working capital as of June 30, 2012, decreased to $9.8 million from $23.0 million at March 31, 2012.  The Company had investing activity of $12.8 million in the quarter ended June 30, 2012 relating to the $1.10 per share liquidating distribution paid on July 3, 2012.  The Company had no investing activity for the period ended June 30, 2011. The Company had no financing activities for the three month periods ended June 30, 2012 and 2011.

As of June 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $8.5 million.  The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements during the Plan of Liquidation.

The Company’s current building lease agreement is scheduled to end in January 2014.  The total remaining commitment under the lease at June 30, 2012 is approximately $77,000.

Contractual Obligations

There was no material change as of June 30, 2012, to our contractual obligations as compared to those at March 31, 2012, as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds.  We do not have any derivative financial instruments.  As of June 30, 2012, all of our investments mature in less than one month.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.  Controls and Procedures

(a)         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended June 30, 2012.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A.  Risk Factors

Please see Part I, Item 1A of Form 10-K for the fiscal year ended March 31, 2012, for previously disclosed risk factors.

Shareholder and Third Party Actions

While the Company’s shareholders have approved the Plan of Liquidation, there can be no assurances that the Company’s shareholders and/or third parties will not take actions that may delay or derail the Company’s winding up and dissolution.  For example, on February 9, 2012 a class action was filed in Federal District Court for the Northern District of California alleging that the directors of the Company breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14 (a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 in allegedly issuing a consent solicitation statement with the intention of obtaining shareholder approval.  The complaint also alleged that the Company aided and abetted the directors’ breach of fiduciary duty. The Company believes that this action was without merit.  The complaint was voluntarily dismissed without prejudice on February 24, 2012, but other actions could be taken by the same plaintiff or others.  Defending such actions could reduce the assets of the Company available for distribution to its shareholders.

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

Takeover Attempts

Since the Company’s only assets are cash and the pending litigation, the Company may become a target for potential takeover attempts.  However, the Company believes that pursuant to applicable California law, any attempt to reverse the Company’s election to wind up and dissolve after payment of the liquidating distribution on July 3, 2012 would be very difficult, if not impossible, to achieve.

Lengthy Winding-Up Period

The Company’s final liquidating distribution, if any, is not anticipated to be made until on or about March 31, 2016. Aside from potentially prevailing in its pending litigation against VIA and SIS referred to below, the Company does not anticipate any revenue during the Company’s winding up period.  However, the Company is subject to claims, both known and unknown, during the winding up period which may adversely affect future distributions to shareholders.

Possible Extension of Winding-Up Period

The Company anticipates that dissolution will be complete on or about March 31, 2016.  The duration of the liquidation period was determined in light of the Company's ongoing litigation, as the Board was concerned with the Company having sufficient time to prosecute currently pending litigation.  However, it is possible that appeals could delay the conclusion of the pending litigation beyond March 31, 2016, necessitating the extension of the liquidation period.

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

Success of Litigation Cannot be Predicted

It is possible that the Company's pending litigation against VIA and SIS may be unsuccessful, and the Company's remaining assets could be substantially or completely depleted in pursuing such litigation.

Uncertainty of Liquidating Distributions

Since the Company must maintain adequate reserves in order to pursue the pending litigation and defend itself and its directors against new litigation, the Company may not be able to make further distributions to shareholders.

Uncertain Revenue Stream

Although the Company has commenced legal action against VIA and SIS relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims. It is possible the Company’s announced liquidation could negatively affect the amount and timing of recovery on such claims.

OTC Bulletin Board

The Company’s common stock is currently traded on the OTC Bulletin Board. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as NASDAQ. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock. Implementation of the Plan of Liquidation could also reduce liquidity in the Company’s common stock because investors may not be interested in buying shares of a company in liquidation with limited future prospects.

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

Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period.  The Company expects that the trading price of its common stock will continue to be subject to significant volatility.  For example, the Company’s recent liquidating distribution resulted in a significant reduction in the trading price of its common stock.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds
Not applicable and has been omitted.

Item 3.                      Defaults Upon Senior Securities
Not applicable and has been omitted.

Item 4.                      Mine Safety Disclosures
Not applicable and has been omitted.

Item 5.                      Other Information – New Annual Meeting Date for 2012

The Company’s Annual Meeting will be held on November 26, 2012, rather than during the last week of May 2012, as originally anticipated.  The record date for the Annual Meeting will be October 7, 2012.

Because the 2012 Annual Meeting will be held more than 30 days from the anniversary of the 2011 Annual Meeting, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, the Company has set September 17, 2012, as the new deadline for shareholder proposals, which it deems to be reasonable under the circumstances.

Proposals of shareholders intended to be presented at the 2012 Annual Meeting must be received at the Company’s offices by certified mail, not later than September 17, 2012.  Such proposals must also satisfy the other requirements for shareholder proposals as set forth in Rule 14a-8.

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

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act  of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OPTi Inc.
Date: August 20, 2012	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer