Form 10-Q/A
period 2012-06-30
OPTI INC
filed 2012-08-28
CIK 899297

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

Because of the unpredictability of any settlement amounts and of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA and SIS.  Accordingly, the Company has not recorded any receivables for such litigation.  If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

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

Because of the unpredictability of any settlement amounts and of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA and SIS.  Accordingly, the Company has not recorded any receivables for such litigation.  If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

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

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete liquidation.  The Company has recorded total accrued liabilities of $5.4 million on the statement of net assets as of June 30, 2012.  The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and differ materially from the accrued amounts because of the Plan's inherent uncertainty.  See "Risk Factors" below.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report may include forward-looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors.  Readers are encouraged to review “Risk Factors” set forth below.

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

Accrual for Costs of Liquidation  We expect it will take approximately forty-six months to complete the Plan of Liquidation.  Accordingly, we had to estimate expenses for the liquidation period based on historical information and known future events.  The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and may differ materially from the accrued amounts because of the Plan's inherent uncertainty.  See "Risk Factors" below.

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

Shareholders Liability for Debts Not Paid or Provided For

Shareholders may be liable for claims with respect to the Company’s debts and liabilities which were not paid or adequately provided for, even if such debts and liabilities are unknown.  Shareholder liability is limited to the lesser of each shareholder’s pro rata share of the claim or to the amount of corporate assets distributed to it.  Claims against shareholders may be commenced before the expiration of the applicable statute of limitations or within 4 years of the Company’s final dissolution, whichever is earlier.

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