Form 10-Q
period 2012-09-30
OPTI INC
filed 2012-11-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2012 was 11,645,903.

OPTi Inc.

PART I: FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

OPTi INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(in thousands)

March 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,922
Income tax receivable	1,392
Prepaid expenses and other current assets	24

Total current assets	23,338
Property and equipment, at cost
Machinery and equipment	32
Furniture and fixtures	17

49
Accumulated depreciation	(41)

8
Other assets
Deposits	5

Total other assets	5

Total assets	$23,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163
Accrued expenses	204
Accrued employee compensation	10

Total current liabilities	377

Other liabilities:
Non-current taxes payable	3,816

Total liabilities	4,193

Stockholders’ equity:
Preferred stock, no par value	—
Authorized shares – 5,000
No shares issued or outstanding
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

OPTi INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

(Unaudited)

September 30, 2012
Assets:
Cash and cash equivalents	$7,909
Income tax receivable	1,761
Prepaid expenses and other current assets	39
Property and equipment	5
Deposits	5

Total assets	$9,719

Liabilities:
Accounts payable	$165
Accrued expenses	193
Accrued employee compensation	1
Non-current taxes payable	3,984
Other accrued liabilities	4,858

Total liabilities	9,201

Net assets in liquidation	$518

Because of the unpredictability of any settlement amount and of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

For the Four Month Period ended September 30, 2012
Stockholders’ equity at May 31, 2012	$18,928
Accrued liquidation cost	(5,680)

Net assets in liquidation as of June 1, 2012	13,248
Liquidating distribution	(12,810)

Net assets in liquidation as of June 30, 2012	438

Adjustments to accrued liquidation costs during the three months ended September 30, 2012	80

Net assets in Liquidation as of September 30, 2012	$518

Because of the unpredictability of any settlement amount and of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,	Two Months Ended May 31,	Six Months Ended September 30,
	2011	2012	2011
Sales
License and royalties	$—	$—	$—

Net sales	—	—	—
Costs and expenses
Selling, general and administrative	793	265	1,667

Total costs and expenses	793	265	1,667
Operating loss	(793)	(265)	(1,667)
Interest and other income, net	2	2	7

Loss before provision for income taxes	(791)	(263)	(1,660)
Income tax benefit	(211)	(34)	(506)

Net loss	$(580)	$(229)	$(1,154)

Basic net loss per share	$(0.05)	$(0.02)	$(0.10)

Shares used in computing basic per share amounts	11,646	11,646	11,646

Diluted net loss per share	$(0.05)	$(0.02)	$(0.10)

Shares used in computing diluted per share amounts	11,646	11,646	11,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands)

(unaudited)

	Two Months Ended May 31, 2012	Six Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(229)	$(1,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	6
Deferred income taxes	—	643
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	41
Income taxes receivable	(92)	(1,932)
Accounts payable	44	5
Accrued expenses	(75)	273
Accrued employee compensation	(7)	(682)
Income taxes payable	59	56

Net cash used in operating activities	(339)	(2,744)

Cash flows from investing activities:
Purchase of equipment	—	(8)

Net cash used in investing activities	—	(8)
Net decrease in cash and cash equivalents	(339)	(2,752)
Cash and cash equivalents, beginning of period	21,922	25,779

Cash and cash equivalents, end of period	$21,583	$23,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc. (In Liquidation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Since May 31, 2012, the Company has been in liquidation pursuant to a Plan of Liquidation approved by its shareholders on that date.

1.	Basis of Presentation

The information, as of September 30, 2012 and for the three month periods ended September 30, 2012 and 2011, are unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Liquidating Basis of Accounting

Basis of Consolidation – As a result of the shareholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective May 31, 2012. This basis of accounting is considered appropriate when liquidation of a company is imminent. Under the liquidation basis of accounting, assets are valued at their net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs. Liabilities are stated at their estimated settlement amount, which is the non-discounted amount of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs.

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period, as of June 1, 2012. The dissolution period estimated provides time for the Company to complete the remaining litigation, make final distributions (if any), and file its certificate of dissolution. In determining its total estimated costs to liquidate, the Company estimated that it would incur costs through March 31, 2016 as follows (in thousands):

Salaries, wages and benefits	$1,117
Lease expense	205
Legal, accounting, board and other professional fees	1,407
Litigation related expenses	2,100
Outside services and other expenses	538
Insurance	313

Total liquidation accrual	$5,680

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete liquidation. The Company has recorded total accrued liabilities of $4.8 million on the statement of net assets as of September 30, 2012. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and differ materially from the accrued amounts because of the Plan’s inherent uncertainty. See “Risk Factors” below. Because of the unpredictability of any settlement amounts or a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or of any final judgment, at the time thereof, resulting in an increase to the net assets.

	Original Liquidation Accrual	Less: Expenses Incurred in Liquidation	Balance of Accrual
Salaries, wages and benefits	$1,117	$142	$975
Lease expense	205	21	184
Legal, accounting, board and other professional fees	1,407	350	1,057
Litigation related expenses	2,100	245	1,855
Outside services and other expenses	538	120	418
Insurance	313	22	291

Totals	$5,680	900	$4,780

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. These differences may be material. See “Risk Factors” below.

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

Earnings Per Share is not presented for periods beginning after June 1, 2012 as the Company adopted the Liquidation Basis of Accounting on that date.

Basic net income (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares that would be outstanding if all convertible securities were converted into common stock.

The Company had no stock options outstanding as of March 31, 2012. The Company has excluded options for the purchase of 4,000 shares of common stock from the calculation of diluted net (loss) per share for the three month period ended September 30, 2011, because such securities were anti-dilutive.

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

As of September 30, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012. The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credit. All of this amount would impact the Company’s effective rate, if recognized. Penalty and interest of approximately $0.5 million has been accrued in income tax expense.

4.	Cash and Cash Equivalents

The following is a summary as of September 30 and March 31, 2012 (in thousands):

	September 30,	March 31,
	2012	2012
Cash	$100	$100
Money market funds	7,809	21,822

	$7,909	$21,922

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

As of September 30, 2012, and March 31, 2012, the Company had investments in money market funds of $7.8 million and $21.8 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.	Commitments

The Company leases its facility under a non-cancelable operating lease that expires in January 2014.

Rental expense for the operating lease amounted to $29,000 for the three months ended September 30, 2011.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2013	$23,940
March 31, 2014	40,950

Total lease commitment	$64,890

6.	Subsequent Events

On October 5, 2012, the Company entered into a Settlement and License Agreement with Silicon Integrated Systems Corp. (“SIS”) in regards to the patent infringement lawsuit filed on July 30, 2010, in the United States District Court for the Eastern District of Texas against SIS for infringement of two U.S. patents. The two patents at issue in the lawsuit were U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleged that SIS infringed the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.

In exchange for the Order of Dismissal with Prejudice, the Company received $150,000 as full settlement of the litigation, in October 2012.

This amount will be recorded as an increase to net assets in liquidation during the December 31, 2012 quarter ended.

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

The Company intends to continue to conduct its ongoing litigation against VIA Technologies, Inc. during the Liquidation Period. A trial date has been set for May 2013. See “Legal Proceedings” below. As noted above in footnote 6 to the Company’s Consolidated Financial Statements, the litigation with SIS has been settled.

In addition, the Company may be compelled to defend itself and its directors against litigation initiated by its shareholders or others in connection with the Plan of Liquidation and the winding up of the Company. See below “Risk Factors—Uncertainty Over Winding Up and Dissolution of the Company.

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

Accrual for Costs of Liquidation We expect it will take approximately forty-six months to complete the Plan of Liquidation. Accordingly, we had to estimate expenses for the liquidation period based on historical information and known future events. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and may differ materially from the accrued amounts because of the Plan’s inherent uncertainty. See “Risk Factors” below.

Results of Operations for the Two Months Ended May 31, 2012

and the Three and Six Months Ended September 30, 2011

The following comparisons cover periods during which the Company used the going concern basis of accounting. As noted above, the Company adopted the liquidation basis of accounting effective June 1, 2012, so the only comparable period is the two months ended May 31, 2012.

Revenues

The Company had no license revenue for the two-month period ended May 31, 2012 and the three and six -month periods ended September 30, 2011.

General and Administrative

General and administrative expenses for the two months ended May 31, 2012 were $265,000. General and administrative expenses for the three and six-month periods ended September 30, 2011 were $793,000 and $1,667,000, respectively.

Interest and Other Income, Net

Net interest and other income for the two-month period ending May 31, 2012 was $2,000. Net interest and other income for the three and six-month periods ended September 30, 2011 were $2,000 and $7,000, respectively.

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

Income tax benefit for the two months ended May 31, 2012 was $34,000, or 13% of pre-tax income. Income tax benefit for the three and six-month periods ended September 30, 2011 were $211,000 and $506,000, respectively. The effective tax rate for the two months ended May 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes.

As of September 30, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012. The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credit. All of this amount would impact the Company’s effective rate, if recognized. Penalty and interest of approximately $0.5 million has been accrued in income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.9 million at September 30, 2012 from $21.9 million at March 31, 2012. The decrease in cash and cash equivalents of approximately $14.0 million from March 31, 2012, to September 30, 2012, primarily relates to the liquidating distribution of approximately $12.8 million paid in July 2012 and the net loss for the period. Working capital as of March 31, 2012 was $23.0 million. The Company had no investing activity for the three and six-month periods ended September 30, 2011. The Company had no financing activities for the three and six-month periods ended September 30, 2012 and 2011.

As of September 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $7.9 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements during the Plan of Liquidation.

The Company’s current building lease agreement is scheduled to end in January 2014. The total remaining commitment under the lease at September 30, 2012 is approximately $65,000.

Contractual Obligations

There was no material change as of September 30, 2012, to our contractual obligations as compared to those at March 31, 2012, as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of September 30, 2012, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item 4.	Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended September 30, 2012. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA Technologies, Inc. (“VIA”) and Silicon Integrated Systems Corp. (“SIS”) for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that VIA and SIS infringed the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others.

On October 5, 2012, the Company entered into a Settlement and License Agreement with SIS in regards to the patent infringement lawsuit. In exchange for the Order of Dismissal with Prejudice, the Company received $150,000 as full settlement of the litigation, in October 2012.

The Company, in its case against VIA, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees. OPTi has requested a jury trial in this matter. A trial date has been set for May 2013.

The outcome in the VIA legal action could have significant effects on the Company’s distributions to its shareholders which cannot be predicted.

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

Uncertainty of Future Distributions to Shareholders

The amount and frequency of future distributions to shareholders depend upon a number of factors including, but not limited to, the Company’s ability to achieve future revenues from its pending patent infringement litigation against VIA and the amount of the Company’s operating costs. Certain shareholders may attempt to challenge implementation of the Plan, as indicated by the litigation noted above. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

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

Change of Control

As previously disclosed, S. Muoio & Co. LLC and certain private investment vehicles and managed accounts for which SMC acts as general partner and/or investment manager (collectively, “SMC”) have acquired a controlling interest in the Company. The Board of Directors of the Company increased the Board’s size from four (4) to five (5) directors and is reviewing three candidates for the Board submitted by SMC, including Mr. Salvatore Muoio, the managing member of S. Muoio & Co. LLC . It is anticipated that the three candidates proposed by SMC will be included in the Company’s proxy statement for its annual shareholders’ meeting to be held on December 13, 2012, and that such candidates will be elected to the Board. As a result of its share ownership and Board representation, SMC, and Mr. Muoio as a result of his status as the managing member of SMC, may have the capacity to influence or control decisions of the Board of Directors of the Company. The Shareholder Return Bonus set forth in the employment Agreements of Messrs. Marren and Mazzoni terminated effective on the Change of Control of the Company as defined therein.

Lengthy Winding-Up Period

The Company’s final liquidating distribution, if any, is not anticipated to be made until on or about March 31, 2016. Aside from potentially prevailing in its pending litigation against VIA referred to below, the Company does not anticipate any revenue during the Company’s winding up period. However, the Company is subject to claims, both known and unknown, during the winding up period which may adversely affect future distributions to shareholders.

Possible Extension of Winding-Up Period

The Company anticipates that dissolution will be complete on or about March 31, 2016. The duration of the liquidation period was determined in light of the Company’s ongoing litigation against VIA, as the Board was concerned with the Company having sufficient time to prosecute currently pending litigation. However, it is possible that appeals could delay the conclusion of the pending litigation beyond March 31, 2016, necessitating the extension of the liquidation period.

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

Uncertain Outcome of VIA legal Action

On August 2, 2010, the Company announced that it had filed a patent infringement lawsuit on July 30, 2010, in the United States District Court for the Eastern District of Texas against VIA for infringement of two U.S. patents. The two patents at issue in the lawsuit are U.S. Patent No. 5,710,906 and U.S. Patent No. 6,405,291; both entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses”. The complaint alleges that VIA infringes the patents by making, selling, and offering for sale CPUs and core logic products based on and incorporating Predictive Snooping technology and inducing and contributing to the infringement of the patents by others. OPTi has requested a jury trial in this matter. The Company, in its case against VIA, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees. A trial date has been set for May 2013. The outcome in the VIA legal actions could have significant effects on the Company’s distributions to its shareholders which cannot be predicted.

No Additional Infringement Claims Likely

As noted above, the Company has only one legal action pending, and the Company does not anticipate initiating any other infringement claims in the future. As noted above in footnote 6 to the Company’s Consolidated Financial Statements the Company’s litigation against SIS was settled on October 5, 2012 for $150,000.

Success of Litigation Cannot be Predicted

It is possible that the Company’s pending litigation against VIA may be unsuccessful, and the Company’s remaining assets could be substantially depleted in pursuing such litigation.

Uncertain Revenue Stream

Although the Company has commenced legal action against VIA relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims. It is possible the Company’s announced liquidation could negatively affect the amount and timing of recovery on such claims.

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

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one hundred thousand shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict. Liquidity in the Company’s shares may be further reduced due to the Company’s announcement of its liquidation, payment of the initial liquidating distribution, and recent acquisition of control of the Company by one of its shareholders.

Volatility of Stock Price

There can be no assurances as to the Company’s operating results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility. For example, the Company’s recent liquidating distribution resulted in a significant reduction in the trading price of its common stock.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable and has been omitted.

Item 3.	Defaults Upon Senior Securities

Not applicable and has been omitted.

Item 4.	Mine Safety Disclosures

Not applicable and has been omitted.

Item 5.	Other Information

Not applicable and has been omitted.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended (1)

3.2	Registrant’s Bylaws (1)

10.1	1993 Stock Option Plan, as amended (1)

10.2	1993 Director Stock Option Plan (1)

10.3	Form of Indemnification Agreement Between Registrant and its Officers and Directors (1)

10.4	1996 Employee Stock Purchase Plan (2)

10.5	1995 Employee Stock Option Plan, as amended (3)

10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002 (5)

10.8	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)

10.9	Employment Agreement with Michael M. Mazzoni, dated as of November 7, 2007 (7)

10.10	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)

10.11	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)

10.12	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)

10.13	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.14	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.15	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (14)

10.16	Settlement and License Agreement with Apple Inc., dated as December 6, 2010 (15)

10.17	Patent License Agreement with Exar Corporation, dated March 14, 2011 (16)

10.18	Settlement and License Agreement with SIS, dated October 5, 2012.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 1, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002 (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc. (File No. 000-21422).
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc. (File No. 000-21422).

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc. (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc. (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 000-21422).
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc. (File No. 000-21422).
(14)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc. (File No. 000-21422).
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010 (File No. 000-21422).
(16)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2011, of OPTi Inc. (File No. 000-21422).

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: November 14, 2012	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer