Form 10-Q
period 2012-12-31
OPTI INC
filed 2013-02-14
CIK 899297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 11,645,903.

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

OPTi INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

(Unaudited)

December 31, 2012
Assets:
Cash and cash equivalents	$7,426
Income tax receivable	1,486
Prepaid expenses and other current assets	35
Property and equipment	4
Deposits	5

Total assets	$8,956

Liabilities:
Accounts payable	$94
Accrued expenses	592
Accrued employee compensation	—
Non-current taxes payable	3,874
Other accrued liabilities	3,958

Total liabilities	8,518

Net assets in liquidation	$438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Because of the unpredictability of any settlement amount and of a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA Technologies, Inc (“VIA”). Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

(Unaudited)

For the Seven Month Period ended December 31, 2012
Stockholders’ equity at May 31, 2012	$18,928
Accrued liquidation cost	(5,680)

Net assets in liquidation as of June 1, 2012	13,248
Liquidating distribution	(12,810)

Net assets in liquidation as of June 30, 2012	438

Adjustments to accrued liquidation costs during the three months ended September 30, 2012	—

Net assets in liquidation as of September 30, 2012	$438

Adjustments to accrued liquidation costs during the three months ended December 31, 2012	—

Net assets in liquidation as of December 31, 2012	$438

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

OPTi Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,	Two Months Ended May 31,	Nine Months Ended December 31,
	2011	2012	2011
Sales
License and royalties	$240	$—	$240

Net sales	240	—	240
Costs and expenses
Selling, general and administrative	495	265	2,161

Total costs and expenses	495	265	2,161
Operating loss	(255)	(265)	(1,921)
Interest and other income, net	3	2	10

Loss before provision for income taxes	(252)	(263)	(1,911)
Income tax provision / (benefit)	1,137	(34)	632

Net loss	$(1,389)	$(229)	$(2,543)

Basic net loss per share	$(0.12)	$(0.02)	$(0.22)

Shares used in computing basic per share amounts	11,646	11,646	11,646

Diluted net loss per share	$(0.12)	$(0.02)	$(0.22)

Shares used in computing diluted per share amounts	11,646	11,646	11,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands)

(unaudited)

	Two Months Ended May 31,	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(229)	$(2,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	7
Deferred income taxes	—	1,339
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	56
Income taxes receivable	(92)	(1,174)
Accounts payable	44	47
Accrued expenses	(75)	18
Accrued employee compensation	(7)	(675)
Income taxes payable	59	(339)

Net cash used in operating activities	(339)	(3,264)

Cash flows from investing activities:
Purchase of equipment	—	(8)

Net cash used in investing activities	—	(8)
Net decrease in cash and cash equivalents	(339)	(3,272)
Cash and cash equivalents, beginning of period	21,922	25,779

Cash and cash equivalents, end of period	$21,583	$22,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTi Inc. (In Liquidation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Since May 31, 2012, the Company has been in liquidation pursuant to a Plan of Liquidation approved by its shareholders on that date.

1.	Basis of Presentation

The interim consolidated information, as of December 31, 2012 and for the three month periods ended December 31, 2012 and 2011, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012, which are included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete liquidation. The Company has recorded total accrued liabilities of $4.0 million on the statement of net assets as of December 31, 2012. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and differ materially from the accrued amounts because of the Plan’s inherent uncertainty. See “Risk Factors” below. Because of the unpredictability of any settlement amounts or a ruling in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or of any final judgment, at the time thereof, resulting in an increase to the net assets. See “Legal Proceedings” below. The pre-tax change in liquidation accruals are as follows:

	Original Liquidation Accrual	Less: Expenses Incurred In Liquidation	Balance of Accrual
Salaries, wages and benefits	$1,117	$242	$875
Lease expense	205	37	168
Legal, accounting, board and other professional fees	1,407	501	906
Litigation related expenses	2,100	681	1,419
Outside services and other expenses	538	222	316
Insurance	313	39	274

Totals	$5,680	$1,722	$3,958

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. These differences may be material. See “Risk Factors” below.

Summary of Significant Accounting Policies, Income Taxes

Income taxes are calculated under Accounting Standard Codification (ASC) Topic 740 “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be utilized.

2.	Net Loss Per Share

Earnings per share is not presented for periods beginning after June 1, 2012 as the Company adopted the Liquidation basis of accounting on that date.

Basic net income (loss) per share was computed by dividing net income (loss) by the average number of common shares outstanding during the period.

Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares that would be outstanding if all convertible securities were converted into common stock.

The Company had no stock options outstanding as of December 31, 2012. The Company has excluded options for the purchase of 4,000 shares of common stock from the calculation of diluted net (loss) per share for the three month period ended December 31, 2011, because such securities were anti-dilutive.

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

Income tax benefit for the two months ended May 31, 2012 was $34,000, or 13% of pre-tax income as compared to an expense of $1.1 million, or (451) % of pre-tax loss for the quarter ended December 31, 2011. The effective tax rate for the two months ended May 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes. Income tax expense for the nine-month period ending December 31, 2011 was $0.6 million, or (33) % of pre-tax loss. The effective tax rate for the three and nine-month periods ended December 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the prior year tax true up and an increase in valuation allowance.

As of December 31, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012. The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credits that the Company took on its tax returns in prior periods. The Company has accrued this liability in the event that the tax benefits are disallowed in subsequent periods. If the benefits are allowed, the Company’s effective tax rate would be affected. Penalty and interest of approximately $0.5 million has been accrued in income tax expense.

4.	Cash and Cash Equivalents

The following is a summary as of December 31 and March 31, 2012 (in thousands):

	December 31, 2012	March 31, 2012
Cash	$100	$100
Money market funds	7,326	21,822

	$7,426	$21,922

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

As of December 31, 2012, and March 31, 2012, the Company had investments in money market funds of $7.3 million and $21.8 million, respectively, in cash equivalents classified as Level I of the fair market hierarchy and no Level II or Level III investments.

5.	Commitments

The Company leases its facility under a non-cancelable operating lease that expires in January 2014.

Rental expense for the operating lease amounted to $12,000 for the three months ended December 31, 2012.

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2013	$12,128
March 31, 2014	40,950

Total lease commitment	$53,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this report may include forward-looking statements made within the meaning of Section 27A of the Security Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors. Readers are encouraged to review “Risk Factors” set forth below.

On May 31, 2012, the shareholders of OPTi approved a Plan of Liquidation pursuant to which the Company has been winding up. The Company anticipates that its liquidation will be complete by March 31, 2016. During the winding up period, the Company has ceased to carry on business except to the extent necessary for the beneficial winding up thereof. Please see Part 1, Item 1 of Form 10-K for the fiscal year ended March 31, 2012, for background regarding the Plan of Liquidation.

The Company continues to conduct its ongoing litigation against VIA during the liquidation period. A trial date has been set for April 2013. See “Legal Proceedings” below.

In addition, the Company may be compelled to defend itself and its directors against litigation initiated by its shareholders or others in connection with the Plan of Liquidation and the winding up of the Company. See “Risk Factors” below.

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

Accrual for Costs of Liquidation. We expect it may take until March 31, 2016 to complete the Plan of Liquidation. Accordingly, we had to estimate expenses for the liquidation period based on historical information and known future events. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and may differ materially from the accrued amounts because of the Plan’s inherent uncertainty. See “Risk Factors” below.

Results of Operations for the Two Months Ended May 31, 2012

and the Three and Nine Months Ended December 31, 2011

The following comparisons cover periods during which the Company had continuing operations and used the going concern basis of accounting. As noted above, the Company adopted the liquidation basis of accounting effective June 1, 2012, so the only comparable period are the two months ended May 31, 2012 and nine months ended December 31, 2011.

Revenues

The Company had no license revenue for the two-month period ended May 31, 2012 and $240,000 for the three and nine -month periods ended December 31, 2011.

General and Administrative

General and administrative expenses for the two months ended May 31, 2012 were $265,000. General and administrative expenses for the three and nine-month periods ended December 31, 2011 were $495,000 and $2,161,000, respectively.

Interest and Other Income, Net

Net interest and other income for the two-month period ending May 31, 2012 was $2,000. Net interest and other income for the three and nine-month periods ended December 31, 2011 were $3,000 and $10,000, respectively.

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

Income tax benefit for the two months ended May 31, 2012 was $34,000, or 13% of pre-tax income as compared to an expense of $1.1 million, or (451) % of pre-tax loss for the quarter ended December 31, 2011. The effective tax rate for the two months ended May 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to the unfavorable impact of current federal and state income taxes. . Income tax expense for the nine-month period ending December 31, 2011 was $0.6 million, or (33) % of pre-tax loss. The effective tax rate for the three and nine-month periods ended December 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the prior year tax true up and an increase in valuation allowance.

As of December 31, 2012, the Company’s total gross unrecognized tax benefit did not materially change compared with the balance as of March 31, 2012. The Company has provided a liability of approximately $3.5 million representing unrecognized tax benefits relating to federal and state R&D credits that the Company took on its tax returns in prior periods. The Company has accrued this liability in the event that the tax benefits are disallowed in subsequent periods. If the benefits are allowed, the Company’s effective tax rate would be affected. Penalty and interest of approximately $0.5 million has been accrued in income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.4 million at December 31, 2012 from $21.9 million at March 31, 2012. The decrease in cash and cash equivalents of approximately $14.5 million from March 31, 2012, to December 31, 2012, primarily relates to the liquidating distribution of approximately $12.8 million paid in July 2012 and the net loss for the period. Working capital as of March 31, 2012 was $23.0 million. The Company had insignificant investing activity for the three and nine-month periods ended December 31, 2011. The Company had no financing activities for the three and nine-month periods ended December 31, 2012 and 2011.

As of December 31, 2012, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $7.4 million. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements during the Plan of Liquidation.

The Company’s current building lease agreement is scheduled to end in January 2014. The total remaining commitment under the lease at December 31, 2012 is approximately $53,000.

Contractual Obligations

There was no material change as of December 31, 2012, to our contractual obligations as compared to those at March 31, 2012, as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of December 31, 2012, all of our investments mature in less than one month. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Item  4. Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to 1934 Act Rules 13a-15 and 15d-15 as of the end of the Company’s quarter ended December 31, 2012. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

The Company, in its case against VIA, is seeking damages or other monetary relief, including pre-judgment interest and awarding OPTi’s attorney fees. OPTi has requested a jury trial in this matter. A trial date has been set for April 29, 2013.

On December 21, 2012, the United States District Court for the Eastern District of Texas issued a ruling in the Company’s case against VIA. The ruling arises from a special proceeding required under U.S. patent law called a “Markman” hearing, where both sides present their arguments to the court as to how they believe certain terms of the patent claims at issue in the lawsuit should be interpreted, and the court determines the meaning of those disputed terms. In the ruling, the Court adopted the Company’s proposed construction with respect to all of the material issues concerning the terms at issue, rejecting VIA’s construction on all material points.

There can be no assurance of the extent to which the outcome of the Markman hearing will lead to positive results in the VIA case. The ultimate outcome of the VIA case could have significant effects on the Company’s distributions to its shareholders which cannot be predicted. The VIA case is the only legal action by the Company pending, and the Company does not anticipate initiating any other infringement claims in the future.

Item 1A. Risk Factors

Possibility of De-Registering Shares Under the 1934 Act

As noted below the Company has recently undergone a change of control. Its newly constituted Board of Directors is evaluating its status as a reporting company under the 1934 Act and may decide that it is in the best interests of the Company and its shareholders to de-register the Company’s common stock under the 1934 Act to reduce cash expenses and because the Company has fewer than 300 shareholders and its business operations have been substantially concluded.

If the Company decides to de-register its shares, it would file a Form 15 with the SEC and upon filing the Company’s reporting obligations would be immediately suspended. The Company’s common stock would be de-registered 90 days later unless the SEC determines otherwise. During such 90 day period obligations to file proxy statements as well as reporting obligations under Section 13(d), 13(g) and Section 16 of the 1934 Act continue. After suspension of its reporting obligations, the Company would file no further reports with the SEC.

Although the Company would cease to file periodic reports under the 1934 Act, it will (but is not obligated to) publish financial and other information on its or the OTC Market’s website. Currently, the Company’s shares are traded on the OTC Bulletin Board as well as the OTC Market. The OTC Bulletin Board would likely de-list the Company’s shares once it ceases to file reports with the SEC, but its shares may continue to trade on the OTC Market.

Shareholder and Third Party Actions

While the Company’s shareholders have approved the Plan of Liquidation, there can be no assurances that the Company’s shareholders and/or third parties will not take actions that may delay or derail the Company’s winding up and dissolution. For example, on February 9, 2012 a class action was filed in Federal District Court for the Northern District of California alleging that the directors of the Company breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14 (a) of the 1934 Act, and Rule 14a-9 in allegedly issuing a consent solicitation statement with the intention of obtaining shareholder approval. The complaint also alleged that the Company aided and abetted the directors’ breach of fiduciary duty. The Company believes that this action was without merit. The complaint was voluntarily dismissed without prejudice on February 24, 2012, but other actions could be taken by the same plaintiff or others. Defending such actions could reduce the assets of the Company available for distribution to its shareholders.

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

Uncertainty of Future Distributions to Shareholders

The amount and frequency of future distributions to shareholders depend upon a number of factors including, but not limited to, the Company’s ability to achieve future revenues from its pending patent infringement litigation against VIA and the amount of the Company’s liquidation costs. Certain shareholders may attempt to challenge implementation of the Plan, as indicated by the litigation noted above. Accordingly, there can be no assurance regarding the amount or frequency of future distributions or whether they may occur at all.

Since the Company must maintain adequate reserves in order to pursue the pending litigation and defend itself and its directors against new litigation, the Company may not be able to make further distributions to shareholders.

Takeover Attempts

Since the Company’s only assets are cash and the pending VIA litigation, the Company may become a target for potential takeover attempts. However, the Company believes that pursuant to applicable California law, any attempt to reverse the Company’s election to wind up and dissolve after payment of the liquidating distribution on July 3, 2012 would be very difficult, if not impossible, to achieve.

Change of Control

As previously disclosed, S. Muoio & Co. LLC and certain private investment vehicles and managed accounts for which SMC acts as general partner and/or investment manager (collectively, “SMC”) have acquired a controlling interest in the Company. The Board of Directors of the Company increased the Board’s size from four to five directors and submitted three candidates for the Board, including Mr. Salvatore Muoio, the managing member of S. Muoio & Co. LLC. The three candidates submitted by S. Muoio & Co., Ltd were elected to serve as board members at the annual shareholders’ meeting, which was held on December 13, 2012. As a result of its share ownership and Board representation, SMC, and Mr. Muoio as a result of his status as the managing member of SMC, may have the capacity to influence or control decisions of the Board of Directors of the Company. The Shareholder Return Bonus set forth in the employment Agreements of Messrs. Marren and Mazzoni terminated effective on the Change of Control of the Company as defined therein.

Lengthy Winding-Up Period

The Company’s final liquidating distribution, if any, is not anticipated to be made until on or about March 31, 2016. Aside from potentially prevailing in its pending litigation against VIA referred to above, the Company does not anticipate any revenue during the Company’s winding up period. However, the Company may be subject to claims during the winding up period which may adversely affect future distributions to shareholders.

Possible Changes in Winding-Up Period

The Company anticipates that dissolution will be complete on or about March 31, 2016. The duration of the liquidation period was determined in light of the Company’s ongoing litigation against VIA, as the Board was concerned with the Company having sufficient time to prosecute currently pending litigation. It is possible that appeals could delay the conclusion of the pending litigation beyond March 31, 2016, necessitating the extension of the liquidation period. However, it is also possible that the litigation could settle which may result in a shorter liquidation period and reduce expenses associated therewith.

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

No Additional Infringement Claims

As noted above, the Company has only one legal action pending, and the Company does not anticipate initiating any other infringement claims in the future.

Success of Litigation Cannot be Predicted

It is possible that the Company’s pending litigation against VIA may be unsuccessful, and the Company’s remaining assets could be substantially depleted in pursuing such litigation.

Uncertain Revenue Stream

Although the Company is pursuing legal action against VIA relating to the unauthorized use of its intellectual property, there can be no assurances whether or when revenues will result from the pursuit of such claims. It is possible the Company’s announced liquidation could negatively affect the amount and timing of recovery on such claims.

OTC Bulletin Board

The Company’s common stock is currently traded on the OTC Bulletin Board. Some investors may be less likely to invest in stocks that are not traded on recognized national markets and listing services such as NASDAQ. Therefore, investors in our common stock may experience reduced liquidity when attempting to trade shares of our common stock. Implementation of the Plan of Liquidation could also reduce liquidity in the Company’s common stock because investors may not be interested in buying shares of a company in liquidation with limited future prospects. As noted above under “Possibility of De-Registering Shares Under the 1934 Act,” liquidity may also be negatively affected by the Company’s decision to de-register its common stock under the 1934 Act. The OTC Bulletin Board would likely de-list the Company’s shares if it ceases to file reports with the SEC.

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one hundred thousand shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict. Liquidity in the Company’s shares may be further reduced due to the Company’s announcement of its liquidation, payment of the initial liquidating distribution, recent acquisition of control of the Company by one of its shareholders and/or by a decision to de-register its common stock under the 1934 Act.

Volatility of Stock Price

There can be no assurances as to the Company’s financial results in any given period. The Company expects that the trading price of its common stock will continue to be subject to significant volatility. For example, the Company’s recent liquidating distribution resulted in a significant reduction in the trading price of its common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable and has been omitted.

Item 3. Defaults Upon Senior Securities

Not applicable and has been omitted.

Item 4. Mine Safety Disclosures

Not applicable and has been omitted.

Item 5. Other Information

Not applicable and has been omitted.

Item 6. Exhibits

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended (1)

3.2	Registrant’s Bylaws (1)

10.1	1993 Stock Option Plan, as amended (1)

10.2	1993 Director Stock Option Plan (1)

10.3	Form of Indemnification Agreement Between Registrant and its Officers and Directors (1)

10.4	1996 Employee Stock Purchase Plan (2)

10.5	1995 Employee Stock Option Plan, as amended (3)

10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)

10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc. dated as of September 30, 2002 (5)

10.8	Employment Agreement with Bernard T. Marren, dated as of November 27, 2007 (7)

10.9	Employment Agreement with Michael M. Mazzoni, dated as of November 7, 2007 (7)

10.10	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)

10.11	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)

10.12	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)

10.13	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.14	Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (13)

10.15	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (14)

10.16	Settlement and License Agreement with Apple Inc., dated as December 6, 2010 (15)

10.17	Patent License Agreement with Exar Corporation, dated March 14, 2011 (16)

10.18	Settlement and Lease Agreement with SIS, dated October 5, 2012. (17)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 1, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002 (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc. (File No. 000-21422).
(7)	Incorporated by reference to the Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 29, 2007 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc. (File No. 000-21422).

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc. (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc. (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 000-21422).
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, of OPTi Inc. (File No. 000-21422).
(14)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005, of OPTi Inc. (File No. 000-21422).
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010 (File No. 000-21422).
(16)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2011, of OPTi Inc. (File No. 000-21422).
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012, of OPTi Inc. (File No. 000-21422).

OPTi Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTi Inc.

Date: February 14, 2013	/s/ Michael Mazzoni
Michael Mazzoni
Signed on behalf of the Registrant and as
Chief Financial Officer