Form 10-K
period 2013-03-31
OPTI INC
filed 2013-06-28
CIK 899297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 18, 2013, as reported on the Over the Counter–Bulletin Board, was approximately $2,377,253 and closing price of $0.54. Shares of Common Stock held by each executive officer, director, and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of June 18, 2013 was 11,645,903.

OPTi Inc.

Form 10-K
For the Fiscal Year Ended March 31, 2013

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

Deregistration of Common Stock

As previously disclosed, OPTi Inc., a California corporation (“OPTi or the “Company”) has decided to deregister its shares with the SEC by filing a Form 15 on or about July 12, 2013.  Upon filing of such form the Company will cease filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  The Company anticipates posting quarterly information on its website, but has no obligation to do so.

Approval of Plan of Liquidation

On May 31, 2012, the shareholders of the Company approved a Plan of Liquidation pursuant to which the Company will wind up and dissolve. The Company anticipates that its liquidation will be complete by March 31, 2016. During the winding up period, the Company will cease to carry on business except to the extent necessary for the beneficial winding up thereof and except to preserve the Company’s goodwill or going-concern value.

Revenue

During the fiscal year ended March 31, 2013, the Company recorded net revenue of $150,000, relating to a license with Silicon Integrated Systems Corp (“SIS”). During the fiscal year 2012, the Company recorded net revenue of $240,000, relating to a license with Allied Security Trust.

OPTi holds a majority of its liquid assets in cash and cash equivalents.

Background and Reasons for Liquidation

The Company’s business strategy has been to pursue licensing opportunities to resolve potential infringement of the Company’s proprietary intellectual property. However, the Company believes that it has already entered into license agreements with the major developers of core logic chipsets and has exhausted the litigation opportunities that may be worth pursuing. The Company currently has only one legal action pending (see “Legal Proceedings” below), and after a thorough review of over twenty other companies using similar technology which was completed in the first half of 2011, the Company has not identified any other potential infringers that it would make economic sense to pursue. The Board also considered the fact that the Company’s patents, which form the basis of the Company’s licensing and litigation efforts, will expire in July 2015 and February 2016.

The Board concluded that, even in the unlikely event that the Company was able to identify another viable defendant and was successful in an infringement action against such defendant, by the time of settlement or other resolution of any such action, the value of any payments would be adversely affected by the limited remaining life of the patents. Accordingly, the Board concluded in December 2011 that it is in the best interest of the Company and its shareholders to cease spending the Company’s cash in attempting to identify and pursue potential litigation opportunities which would likely have negative financial results for the Company.

In addition to attempting to identify other potential defendants, the Board has also explored entering into a partnership with another entity and becoming a “non-practicing entity”. Beginning in November 2010, the Company explored an opportunity which would have enabled the Company to license rights to a third party’s intellectual property and pursue licensing opportunities and litigation to resolve potential infringement of such intellectual property. However, in the third quarter of 2011, the third party decided against this partnership in light of the Company’s status as a public company with its resulting reporting obligations. The Company considered terminating its reporting obligations, but determined that doing so would cause the Company’s stock to cease to be traded on the Over the Counter (“OTC”) Bulletin Board which would result in loss of liquidity for the Company’s shareholders. In addition, an announcement that the Company was terminating its reporting obligations would likely result in a material reduction in the Company’s share price. The Board determined that these negative consequences to shareholders outweighed the potential benefits to the Company of pursuing this potential partnership.

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

After considering the foregoing alternatives for more than a year and in light of the absence of other viable alternatives, in December 2011, the Board determined in its business judgment that the shareholders would obtain the greatest return by an orderly winding up and dissolution of the Company, pursuant to which proceeds from the resolution of any remaining litigation and any other assets less payment of applicable liabilities and obligations would be distributed to its shareholders. The Board reached this conclusion independently without participation from any of the major shareholders of the Company.

On or about May 1, 2012, the Company solicited the written consent of its shareholders to voluntarily wind up and dissolve the Company and adopt a Plan of Liquidation as described in the Company’s Schedule 14A filed on April 30, 2012. As of May 31, 2012, 69.7% of the outstanding shares approved the Plan of Liquidation and it became effective.

On June 4, 2012, the Company announced a cash distribution of $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation. The distribution was paid on July 3, 2012 to shareholders of record as of the close of business on June 26, 2012.

Winding Up of Company Business; Ongoing Litigation

The Company has ceased to carry on business except to the extent necessary for the beneficial winding up thereof and except to preserve the Company’s goodwill or going-concern value.

The Company recently obtained a verdict in its legal action against VIA Technologies, Inc. (“VIA”), and is considering its options with respect thereto. See “Legal Proceedings” below.

In addition, the Company may be compelled to defend itself and its directors against litigation initiated by its shareholders or others in connection with the Plan of Liquidation and the winding up of the Company. See below “Risk Factors - Uncertainty Over Winding Up and Dissolution of the Company.

Employees

The Company has two part-time general and administrative employees.

Item 1A.                  Risk Factors

Deregistration of Shares Under the 1934 Act

As noted above the Company has decided to deregister its common stock under the 1934 Act to reduce cash expenses and because its business operations have been substantially concluded.  The Company intends to file a Form 15 with the SEC on or about July 12, 2013, and upon filing the Company’s reporting obligations would be immediately suspended. The Company’s common stock would be deregistered 90 days later unless the SEC determines otherwise. During such 90 day period the Company’s obligations to file proxy statements as well as reporting obligations under Section 13(d), 13(g) and Section 16 of the 1934 Act continue. After suspension of its reporting obligations, the Company would file no further reports with the SEC.  Although the Company would cease to file periodic reports under the 1934 Act, it will (but is not obligated to) post financial and other information on its website.

Currently, the Company’s shares are traded on the OTC Bulletin Board as well as the OTC Market. The OTC Bulletin Board would likely de-list the Company’s shares once it ceases to file reports with the SEC, but its shares may continue to trade on the OTC Market.  Shareholders may experience a loss of liquidity as a result of deregistration and/or de-listing.  In addition, the Company’s decision to deregister its shares may result in a drop in the trading price of its common stock.

Shareholder and Third Party Actions

While the Company’s shareholders have approved the Plan of Liquidation, there can be no assurances that the Company’s shareholders and/or third parties will not take actions that may delay or derail the Company’s winding up and dissolution. For example, on February 9, 2012, a class action was filed in Federal District Court for the Northern District of California alleging that the directors of the Company breached their fiduciary duties in approving the Plan of Liquidation and violated Section 14 (a) of the 1934 Act and Rule 14a-9 in allegedly issuing a consent solicitation statement with the intention of obtaining shareholder approval. The complaint also alleged that the Company aided and abetted the directors’ breach of fiduciary duty. The Company believes that this action was without merit. The complaint was voluntarily dismissed without prejudice on February 24, 2012, but other actions could be taken by the same plaintiff or others. Defending such actions could reduce the assets of the Company available for distribution to its shareholders.

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

Since the Company must maintain adequate reserves in order to pursue the pending VIA litigation and defend itself and its directors against new litigation, the Company may not be able to make further distributions to shareholders.

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

Lengthy Winding-Up Period

        The Company’s final liquidating distribution, if any, is not anticipated to be made until after final resolution of the VIA litigation. Aside from recovering damages in that litigation, the Company does not anticipate any revenue during the Company’s winding up period.  However, the Company may be subject to claims during the winding up period which may adversely affect future distributions to shareholders.

Possible Changes In Winding-Up Period

The Company anticipates that dissolution will be complete on or about March 31, 2016.  The duration of the liquidation period was determined in light of the Company’s ongoing litigation against VIA, as the Board was concerned with the Company having sufficient time to prosecute such litigation.  It is possible that appeals could delay the conclusion of such litigation beyond March 31, 2016, necessitating the extension of the liquidation period.  However, it is also possible in light of the favorable verdict that the litigation could be resolved earlier resulting in a shorter liquidation period and reduced expenses associated therewith.

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

No Additional Infringement Claims

As noted below, the Company has recently obtained a verdict in its last remaining legal action, and the Company does not anticipate initiating any other infringement claims in the future. See “Legal Proceedings” below.

Final Resolution of Litigation Cannot be Predicted

        On May 31, 3013, the United States District Court for the Eastern District of Texas issued the following verdict in the patent infringement action between the Company and VIA:

•
The court determined that VIA infringed claim 26 of U.S. Patent No. 5,710,906 and the jury failed to find any of the asserted claims are invalid. Therefore, the court ordered that OPTi recover from VIA a reasonable royalty of $2.1 million in actual damages.

•	The court also found that there was no willful infringement in the case and denied any request for the reimbursement of attorney fees.

The VIA action is expected to be the final action brought by the Company.  Despite the verdict, it is possible that the Company’s litigation against VIA may ultimately be unsuccessful on appeal, and the Company’s remaining assets could be substantially depleted in pursuing such litigation.

OTC Bulletin Board

As noted above the Company has decided to deregister its common stock under the 1934 Act. The OTC Bulletin Board will likely de-list the Company’s shares when it ceases to file reports with the SEC.

Limited Trading Volume

Daily trading volume in our shares has varied from zero to over one hundred thousand shares during the last two years. Therefore, investors in our stock may find liquidity in our shares to be limited and difficult to predict. Liquidity in the Company’s shares may be further reduced due to the Company’s announcement of its liquidation, payment of the initial liquidating distribution, recent acquisition of control of the Company by one of its shareholders and/or by its recent decision to deregister its common stock under the 1934 Act.

Volatility of Stock Price

There can be no assurances as to the Company’s financial results in any given period.  The Company expects that the trading price of its common stock will continue to be subject to significant volatility, particularly in light of its deregistration with the SEC and likely delisting with the OTC Bulletin Board.

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

Item 3.                      Legal Proceedings

On May 31, 2013, the United States District Court for the Eastern District of Texas issued its verdict in the VIA litigation. The court determined that VIA infringed the Company's patent, and the jury failed to find that the asserted claim is invalid. The court ordered that OPTi recover from VIA a reasonable royalty of $2.1 million in actual damages. The court also found that there was no willful infringement in the case and denied any request for the reimbursement of attorney fees.

The VIA action is expected to be the Company’s final legal action.  Despite the verdict, it is possible that the Company’s litigation against VIA may ultimately be unsuccessful on appeal, and the Company’s remaining assets could be substantially depleted in pursuing such litigation.

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

PART II

Item 5.                      Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following required information is filed as a part of this Report:

In July 2012 the Company paid a cash dividend of $1.10 per share on each share of the Company’s common stock, equal to approximately $12.8 million. The Company did not issue any cash dividends on its common stock in fiscal year 2012.
The Company’s common stock traded on the NASDAQ National Market until May 25, 2004. Its common stock is traded on the OTC Bulletin Board under the ticker symbol “OPTI”. The following table sets forth the range of high and low closing prices for the Common Stock:

Common stock price per share:	Quarterly Period Ended
	June 30	September 30	December 31	March 31
Fiscal 2013
High	$1.65	$1.62	$0.60	$0.65
Low	$1.42	$0.41	$0.40	$0.49
Fiscal 2012
High	$2.08	$1.85	$1.76	$1.70
Low	$1.80	$1.59	$1.50	$1.51

As of June 18, 2013, there were approximately 93 holders of record of the Company’s common stock.

The Company did not repurchase any of its equity securities during fiscal 2013 and does not currently intend to do so in the future.

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

On May 31, 2012, the Company’s shareholders approved a Plan of Liquidation pursuant to which the Company will wind up and dissolve. The Company anticipates that its liquidation will be complete by March 31, 2016. During the winding up period, the Company will cease to carry on business except to the extent necessary for the beneficial winding up thereof and except as to preserve the Company’s goodwill or going-concern value.

On June 4, 2012, the Company announced a cash distribution of $1.10 per share of the Company’s stock pursuant to the Plan of Liquidation. The distribution was paid on July 3, 2012 to shareholders of record as of the close of business on June 26, 2012.

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

Accrual for Costs of Liquidation. - We expect it may take until March 31, 2016 to complete the Plan of Liquidation. Accordingly, we had to estimate expenses for the liquidation period based on historical information and known future events. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and may differ materially from the accrued amounts because of the Plan’s inherent uncertainty. See “Risk Factors” above.

Results of Operation for the Two Months ended May 31, 2012 (“2013”) And the Twelve Months ended March 31, 2012 (“2012”)

2013 Compared to 2012 – The Company recorded no revenue for the two-month period ended May 31, 2012 as compared to $240,000 of net sales during the fiscal year ended March 31, 2012 (“fiscal year 2012”). This decrease in net sales was attributable to the Company not entering into licensing any licensing agreements during 2013 as compared with the licensing agreement with Allied Security Trust in fiscal year 2012. The Company’s future revenues depend on the final resolution of our current litigation with VIA.

There was no gross margin for fiscal year 2013 and the gross margin for fiscal year 2012 was 100%. This gross margin is attributable to the Company’s revenue in fiscal year 2012 relating entirely to license and settlement revenue, which had no associated costs.

Selling, general and administrative (“SG&A”) expenses for the two months ended May 31, 2012 were $0.3 million as compared to $2.9 million for fiscal year 2012.

Net interest and other income for two month ended May 31, 2012 was $2,000 as compared to $13,000 in fiscal year 2012.

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

Liquidity and Capital Resources

In the two month period ended May 31, 2012, the Company allocated approximately $0.3 million towards operating activities primarily related to the operating loss of the Company, an increase in income tax receivable and a reduction in accrued employee expenses. In fiscal year 2012, the Company allocated approximately $3.8 million towards operating activities primarily related to the operating loss of the Company, an increase in income tax receivable and a reduction in accrued employee expenses, offset in part, by a decrease in tax valuation allowance.

The Company had insignificant investment activities in the two months ended May 31, 2012 and fiscal year 2012, making only $8,000 in purchases of property and equipment in fiscal year 2012.

The Company had no financing activity during the two month period ended May 31, 2012 and fiscal year ended March 31, 2012.

As of March 31, 2013, the Company’s had approximately $7.9 million of cash and cash equivalents. The Company believes that the existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months.

Off Balance Sheet Arrangements

None

Item 7A.                   Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 8.                      Financial Statements and Supplementary Data

The Company’s financial statements and the report of the independent registered public accounting firm appear on pages F-1 through F-16 of this Report.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                   Controls and Procedures

(a)          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15 as of the end of the Company’s fiscal year ended March 31, 2013. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2013. This annual report does not include disclosure of an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s annual report.

Bernard Marren	Michael Mazzoni
Chief Executive Officer	Chief Financial Officer

Item 9B.                   Other Information

None

PART III

Item 10.                    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, as of June 14, 2013, were as follows:

Name	Age	Position with the Company
Bernard T. Marren	77	President, Chief Executive Officer and Director
Michael F. Mazzoni	50	Chief Financial Officer and Secretary
Salvatore Muoio (2)(3)(4)	53	Chairman of the Board
Timothy P. Bradley (1)(2)(3)(4)	51	Director
Robert H. Edelman (1)(2)(3)(4)	60	Director
William H. Welling (1)(2)(3)(4)	79	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Independent Director

All board members serve until the next annual meeting of shareholders when they are either re-elected or their successors are elected.

Bernard T. Marren has served as President and Chief Executive Officer of the Company since May 1998. Mr. Marren was elected as a director in May 1996. He also founded and was the first President of SIA (the Semiconductor Industry Association). Mr. Marren is currently a director at several privately-held companies. Mr. Marren also served as a director at Infocus Corporation, until its sale in 2009, and Microtune, Inc. until its sale in 2010. We believe that Mr. Marren is qualified to sit on our Board because he is the President and Chief Executive Officer of the Company and has served in that role for the past fifteen years.

Michael F. Mazzoni has served as Chief Financial Officer since December 2000. Mr. Mazzoni also served with the Company from October 1993 to December 1999. The last two years prior to his departure Mr. Mazzoni served as its Chief Financial Officer. Mr. Mazzoni also served as Chief Financial Officer of Horizon Navigation, Inc., a privately held, car navigation company, from January 2003 to June 2005. Prior to rejoining the Company, Mr. Mazzoni was Chief Financial Officer of Xpeed, Inc., a startup in the Digital Subscriber Line CPE business, from January 2000 to November 2000. Mr. Mazzoni has over twenty-five years of experience in the accounting and finance areas for technology companies and has been with the Company for approximately nineteen years. In that time, Mr. Mazzoni has accumulated significant knowledge of the Company’s intellectual property and licensing activities.

Salvatore Muoio, is the founder of S. Muoio & Co. LLC, which serves as the investment manager of the investment partnerships SM Investors, L.P., SM Investors II, L.P., SM L/S, L.P., the offshore entity SM Investors Offshore, Ltd. as well as other privately-held investment vehicles. Mr. Muoio has been involved in the securities industry since 1985. Prior to establishing SM Investors, L.P. in 1997, Mr. Muoio served in the equity markets group of Lazard Freres & Co. LLC from 1995 to 1997 as Director of Equity Research and as an equity analyst concentrating in the telecommunications and media industries. Prior to that, Mr. Muoio worked for Gabelli Funds, Inc. (“Gabelli”) from 1985. At Gabelli, Mr. Muoio served in several capacities including as a securities analyst for Gabelli & Company, Inc., Director of Research for GAMCO Investors, and as Portfolio Manager for the Gabelli Global Telecommunications Fund, Inc. Mr. Muoio received a B.B.A. with a major in finance from the University of Notre Dame in 1981 and an M.B.A. with a concentration in Finance from Notre Dame in 1985. Mr. Muoio is a member of the Institute of Chartered Financial Analysts, as well as the New York Society of Securities Analysts. Mr. Muoio also serves on the board of directors of Dunkirk & Fredonia Telephone Company, CIBL Inc. and the LICT Corporation, diversified holding companies involved in various telecommunications, media, and service businesses.

Timothy P. Bradley is Managing Director of Signal Equity Partners (“Signal”), which he co-founded in 1996. Signal is a private equity investment and advisory firm focused on the communications, media and information technology industries. Mr. Bradley has served on boards of directors, in some cases as chairman, of numerous Signal portfolio companies. This board experience includes service as a board member at Fibernet Telecom Group from 1999-2009, where Mr. Bradley served as Chairman of the Audit Committee and member of the Compensation Committee, and Telecommunications Systems from 1999-2002, where Mr. Bradley’s tenure began while the company was still private and continued through the company’s initial public offering. Mr. Bradley also currently serves as chair of the board of directors of both Codigo Entertainment, LLC, and Signal Telecom Partners, LLC. Other board experience includes a five-year tenure on the board of directors of Oceanic Digital Communications, Inc. from 2003-2008. Mr. Bradley also serves on the boards of directors of several not-for-profit organizations, including Good Shepherd Services (“Good Shepherd”), where he serves as chair of the Development Committee and as a member of the Executive and Governance Committees; Green City Force, where he serves as Treasurer; and The Brooklyn Historical Society, where he serves on the Finance Committee. Before Signal, Mr. Bradley was Vice President and a Partner of Exeter Capital Partners, a private equity investment firm. Mr. Bradley received a B.A. from Yale College in 1983, a J.D. from New York University School of Law in 1988 and an M.B.A. from Columbia Business School in 1993.

Robert H. Edelman, is President of Edelman & Co. Ltd., a mergers and acquisitions advisory firm which he founded in 1994. Edelman & Co., based in Milwaukee, Wisconsin, provides planning, analytical, execution and negotiation services to companies contemplating business combination transactions as buyers or as sellers. The firm concentrates on the financial institutions industry, with an emphasis on community banks, and has also served clients in a variety of other industries. From 1986 to 1994, Mr. Edelman was a generalist investment banker engaged in public and private market financings and merger transactions at Kemper Securities, where he progressed to the position of managing director. Mr. Edelman received a B.A. with majors in history and political science from Columbia College in 1975, an M.A. in journalism from the Columbia University Graduate School of Journalism in 1976 and an M.B.A. in finance and accounting from the Kellogg Graduate School of Management at Northwestern University in 1986. From 1976 to 1984, Mr. Edelman worked as a reporter, writer and editor for newspapers in Illinois and Wisconsin.

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

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to the Company’s officers, directors and 10% shareholders were complied with, except for one late Form 4 filing by Mr. Marren.

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

Elements of Executive Compensation

As previously disclosed, on June 20, 2013 the Company entered into amended and restated employment agreements with Mr. Marren and Mr. Mazzoni, who are the Company’s only executive officers.  Executive compensation for such officers consists of the following elements:

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

Discretionary Bonus. Bonus targets are based on a percentage of the executive’s base salary.  The bonus plan allows the payment of up to 20% of the executive salary as a target bonus amount at the sole discretion of the Board.  The Compensation Committee did not recommend any discretionary bonuses for Mr. Marren and Mr. Mazzoni during fiscal year 2013.

Shareholder Return Bonus.  The Company has a Shareholder Return Bonus program under which Mr. Marren and Mr. Mazzoni receive a percentage (3% and 2%, respectively) of all monies received by the Company with respect to the VIA litigation, less all taxes and litigation fees and costs associated therewith.

The Shareholder Return Bonus under the executives’ prior employment agreements awarded them a percentage of all monies returned to shareholders from the Company’s intellectual property strategy. During fiscal year 2013, the Company did not award any compensation to Mr. Marren and Mr. Mazzoni under such Shareholder Return Bonus.

Stock Options.  The Company does not currently grant stock options to its Executive Officers, as it believes that the bonus programs better align the goals of management and the shareholders of the Company.

Medical Premium Payment.  The Company reimburses each executive for monthly medical insurance premiums incurred by such executive.
Other Compensation. All of our executives are eligible to participate in our employee benefit plans, including medical, dental and 401(k) plans, as such plans may exist from time to time.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the Chief Executive Officer and the Chief Financial Officer for fiscal years 2012 and 2011. Collectively, these are the “Named Executive Officers”:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards (2)	Non-Equity Compensation Incentive Plan Comp.(3)	Change in Pension Value and NQ Deferred Comp.	All Other Compensation		Total
Bernard T. Marren	2013	$173,092	—	—	—	—	—	$11,250	(4)	$184,342
Chief Executive Officer – CEO	2012	$166,911	—	—	—	4,320	—	$11,155	(4)	$182,386
Michael F. Mazzoni	2013	$121,275	—	—	—	—	—	-	(4)	$121,275
Chief Financial Officer – CFO	2012	$116,944	—	—	—	2,880	—	-	(4)	$119,824

(1)	Column (d) is used to record non-equity discretionary (non-performance based) bonuses made to our officers.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2013 fiscal year for the fair value of stock options granted to each of the named executives, in 2013, as well as prior fiscal years, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)
The amounts in column (g) reflect the cash awards under the Shareholder Return Bonus, which is discussed in further detail in the Compensation Discussion and Analysis under the heading “ Shareholder Return Bonus”.

(4)	All Other Compensation consisted of the 50% Company match on 401(K) contributions.

Grants of Plan-Based Awards

There were no grants of stock or option awards to our Named Executive Officers during fiscal 2013. As noted above, Mr. Marren and Mr. Mazzoni are participants in the Company’s Shareholder Return Bonus.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards with our Named Executive Officers as of March 31, 2013.

Option Exercises and Stock Vested

No options were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended March 31, 2013.

Pension Benefits

We did not have any plans providing for payments or other benefits at, following, or in connection with retirement to our Named Executive Officers (or any other employees) during fiscal year 2013.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our Named Executive Officers (or any other employees) during fiscal year 2013.

Director Compensation

The following table summarizes director compensation during fiscal year 2013:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Director Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)	Option Awards (3) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Bradley(5)	$15,000	—	—	—	—	—	$15,000
Robert H. Edelman(5)	$15,000	—	—	—	—	—	$15,000
Salvatore Muoio(5)(6)	$—	—	—	—	—	—	$—
Kapil Nanda(7)	$21,000	—	—	—	—	—	$21,000
William H. Welling	$36,000	—	—	—	—	—	$36,000

(1)
Mr. Marren is not included in this table as he is an employee of the Company and receives no extra compensation for his services as a Director. The compensation received by Mr. Marren, as an employee of the Company, is shown in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table above.

(2)
As of March 31, 2013, each non-employee Director received a $15,000 yearly retainer and a fee of $1,000 per scheduled board or committee meeting attended and $500 per ad hoc board or committee meeting.

(3)
Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2013 fiscal year for the fair value of stock options previously granted to the directors in prior fiscal years, in accordance with FASB ASC Topic 72 Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions.

(4)	As of March 31, 2013, Mr. Bradley, Mr. Edelman, Mr. Muoio and Mr. Welling had no options outstanding. There were no options granted during fiscal year 2013.

(5)	Mr. Bradley, Mr. Edelman and Mr. Muoio were elected to the board in December 2012.

(6)	Mr. Muoio has elected not to receive any compensation for his service on the board and various committees.

(7)	Mr. Nanda was not nominated to serve on the board at the last annual meeting and his term expired in December 2012.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Bradley, Edelman, Muoio and Welling, each of whom is an independent director and neither of whom is a current or former employee of the Company. During 2013, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

Timothy P. Bradley, Chair
Robert H. Edelman
Salvatore Muoio
William H. Welling

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2013 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer and Chief Financial Officer (who are our only executive officers) and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information. A total of 11,645,903 shares of our common stock were issued and outstanding as of March 31, 2013.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership

S. Muoio & Co. LLC(5) 509 Madison Ave, Ste 406 New York, NY 10022	5,832,098	—	5,832,098	50.1%
Raffles Associates LP (6) 450 Seventh Ave, Ste. 509 New York, NY 10123	716,834	—	716,834	6.2%
Dimension Fund Advisors Inc. (7) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 940401	581,210	—	581,210	5.0%
Bernard T. Marren	21,788	—	21,788	*
Michael F. Mazzoni	—	—	—	*
Salvatore Muoio	—	—	—	*
Timothy P. Bradley	—	—	—	*
Robert H. Edelman	—	—	—	*
William H. Welling	21,333	—	21,333	*

All executive officers and directors as a group (6 persons)	43,121	—	43,121	*

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2013.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o OPTi Inc, One First Street, Suite 14, Los Altos, CA 94022.

(2)	Represents shares of outstanding common stock owned by the named parties as of March 31, 2013.

(3)
Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

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

(5)
Information on holdings of SMC is taken from a Form 4 filed on March 18, 2013. The shares listed are held in the accounts of several investment partnerships and investment funds (collectively, the “Investment Vehicles”) for which SMC serves as either general partner or investment manager. Salvatore Muoio is the managing member of SMC. SMC and Mr. Muoio may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of SMC’s position as general partner or investment manager of the Investment Vehicles and Mr. Muoio’s status as the managing member of SMC.

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

Item 13.                   Certain Relationships and Related Transactions and Director Independence

Compensation Committee Interlocks and Insider Participation

During the last fiscal year the members of the Compensation Committee were Messrs. Bradley, Edelman, Muoio, Nanda and Welling. Mr. Nanda was not re-elected to the Board as of the December 2012 shareholder meeting. There was no reportable compensation committee, director interlocks, or insider participation during that period.

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

Director Independence

The Board of Directors has determined that Messrs. Bradley, Edelman, Muoio and Welling are “independent” under the rules of the NASDAQ Stock Market, and Mr. Marren is not. Under applicable SEC and NASDAQ rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. Although the Board also has the power to consider whether transactions of those types but below the thresholds render a director not “independent,” and to consider whether any other types of transactions, relationships or arrangements (i.e., not specified in the SEC and NASDAQ rules) render a director not “independent”, the Board did not consider any such items in making its independence determination as to these four directors.

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

Item 14.                   Principal Accountant Fees and Services

The following table shows the fees paid or accrued by OPTi Inc. for the audit and other services provided by our auditors Armanino LLP for fiscal years 2013 and 2012.

	2013	2012

Audit Fees (1)	$89,047	$120,535
Audit Related Fees	—	—
Tax Fees (2)	15,750	17,639
All Other Fees	27,320	97,705
Total	$132,117	$235,879

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit.

(2)	Tax fees consisted primarily of income tax compliance and related services.

During fiscal 2013 and 2012, all services provided by Armanino LLP were pre-approved by the Audit Committee.

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

PART IV

Item 15.                    Exhibits and Financial Statement Schedules

(a)(2)	Financial Statement Schedules

	Schedule Number	Description	Page Number
None

All other schedules not applicable.

(a)(3)	Exhibits Listing

Exhibit Number	Description

3.1	Registrant’s Articles of Incorporation, as amended. (1)
3.2	Registrant’s Bylaws. (1)
10.1	1993 Stock Option Plan, as amended. (1)
10.2	1993 Director Stock Option Plan. (1)
10.3	Form of Indemnification Agreement between Registrant and its officers and directors.(1)
10.4	1996 Employee Stock Purchase Plan. (2)
10.5	1995 Employee Stock Option Plan, as amended. (3)
10.6	Patent License Agreement between Intel Corporation and OPTi Inc. (4)
10.7	OPTi Inc. Technology License Agreement between OPTi Inc. and Opti Technologies Inc., dated as of September 30, 2002. (5)
10.8	Lease Agreement with John Arrillaga, Trustee, or his Successor Trustee UTA, dated 7/20/77 (JOHN ARRILLAGA SURVIVOR’S TRUST) as amended, dated as of November 21, 2006 (6)
10.9	Amended and Restated Employment Agreement with Bernard T. Marren, dated as of June 20, 2013 (7)
10.10	Amended and Restated Employment Agreement with Michael M. Mazzoni, dated as of June 20, 2013 (7)
10.11	Dismissal and License Option Agreement with Broadcom, dated December 23, 2008 (8)
10.12	Standstill and Option Agreement with Renesas Technology Corp. and Renesas Technology America, Inc., dated as of January 23, 2009 (9)
10.13	Settlement and License Agreement with VIA Technologies, Inc., dated as of October 1, 2009 (10)
10.14	Litigation Settlement and License Agreement with Advanced Micro Devices, Inc., dated as of April 30, 2010 (12)
10.15	Pre-Snoop Patent License and Arbitration Settlement Agreement with NVIDIA Corporation, dated as of September 28, 2010 (13)

10.16	Settlement and License Agreement with Apple Inc., dated as of December 6, 2011 (16)
10.17	Patent License Agreement with Exar Corporation, dated March 14, 2011 (16)
10.18	Settlement and License Agreement with Silicon Integrated Systems, dated October 5, 2012 (17)
14.1	Code of Ethics (16)
24.1	Power of Attorney (see page 29, signature page).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registrants Statement on Form S-1 (File No. 33-59978) as declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-15181) as filed with the Securities and Exchange Commission on October 31, 1996.
(3)	Incorporated by reference to Registration Statement on Form S-8 (File No. 333-17299) as filed with the Securities and Exchange Commission on December 5, 1996.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of OPTi Inc., (File No. 000-21422).
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002. (File No. 000-21422).
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2006, of OPTi Inc., (File No. 000-21422).
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013 (File No. 000-21422).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2008, of OPTi Inc., (File No. 000-21422).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, of OPTi Inc., (File No. 000-21422).
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, of OPTi Inc., as amended, (File No. 000-21422).
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2009, of OPTi Inc., as amended, (File No. 000-21422).
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010, (File No. 000-21422).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, State of California on the day of June 28, 2013.

OPTi Inc.

By:	/s/ Bernard Marren
Bernard Marren
Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BERNARD MARREN	President and Chief Executive Officer and Director	June 28, 2013
Bernard Marren	(Principal Executive Officer)

/s/ MICHAEL MAZZONI	Chief Financial Officer (Principal	June 28, 2013
Michael Mazzoni	Financial and Accounting Officer)

/s/ SALVATORE MUOIO	Chairman of the Board of Directors	June 28, 2013
Salvatore Muoio

/s/ TIMOTHY P. BRADLEY	Director	June 28, 2013
Timothy P. Bradley

/s/ ROBERT H. EDELMAN	Director	June 28, 2013
Robert H. Edelman

/s/ WILLIAM WELLING	Director	June 28, 2013
William Welling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of OPTi Inc.

We have audited the accompanying consolidated statement of net assets in liquidation as of March 31, 2013 of OPTi Inc. (the “Company”) and the consolidated balance sheet as of March 31, 2012. We have also audited the consolidated changes in net assets in liquidation for the ten month period ended March, 31, 2013, and the statements of operations, shareholders’ equity and cash flows for the two months ended May 31, 2012 and the fiscal year ended March 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence the  amounts  and  disclosures  in  the  consolidated  financial  statements,  assessing  the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OPTi Inc. as of March 31, 2013 and 2012, the changes in net assets in liquidation for the ten month period ended March, 31, 2013, and the results of its operations and its cash flows for the two months ended May 31, 2012 and the fiscal year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the shareholders of OPTi Inc. approved a Plan of Liquidation on May 31, 2012, and the Company commenced liquidation shortly thereafter.

Armanino LLP

San Ramon, California

June 28, 2013

OPTi Inc.
CONSOLIDATED BALANCE SHEETS (Going Concern Basis)
(In thousands, except share amounts)

March 31,
2012
ASSETS
Current assets
Cash and cash equivalents	$21,922
Income tax receivable	1,392
Prepaid expenses and other current assets	24
Total current assets	23,338

Equipment and furniture
Office equipment	32
Furniture and fixtures	17
49
Accumulated depreciation	(41)
Equipment and furniture, net	8

Other assets
Deposits	5
Total other assets	5
Total assets	$23,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163
Accrued expenses	204
Accrued employee compensation	10
Total current liabilities	377
Other liabilities
Non-current taxes payable	3,816
Total current and other liabilities	4,193
Shareholders’ equity
Preferred stock, no par value:
Authorized shares - 5,000,000
No shares issued or outstanding	−
Common stock, no par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 11,645,903 at March 31, 2012	13,544
Retained earnings	5,614
Total shareholders’ equity	19,158
Total liabilities and shareholders’ equity	$23,351

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)
(in thousands)
(Unaudited)

March 31, 2013

Assets:
Cash and cash equivalents	$7,942
Income tax receivable	1,052
Prepaid expenses and other current assets	14
Property and equipment, net	4
Deposits	5
Total assets	$9,017

Liabilities:
Accounts payable	$746
Accrued expenses	605
Accrued employee compensation	-
Non-current taxes payable	4,172
Other accrued liabilities	3,102
Total liabilities	8,625
Net assets in liquidation	$392

The accompanying notes are an integral part of these consolidated financial statements.

On May 31, 2013, the United States District Court for the Eastern District of Texas issued its verdict in the VIA litigation. The court determined that VIA infringed the Company's patent, and the jury failed to find that the asserted claim is invalid. The court ordered that OPTi recover from VIA a reasonable royalty of $2.1 million in actual damages. The court also found that there was no willful infringement in the case and denied any request for the reimbursement of attorney fees.

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

OPTi Inc.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)
(in thousands)
(Unaudited)

For the Ten Month Period ended March 31, 2013

Shareholders’ equity at May 31, 2012	$18,929
Accrued liquidation cost	(5,680)
Net assets in liquidation as of June 1, 2012	13,249

Adjustments to accrued liquidation costs during the ten months ended March 31, 2013

Additional litigation accrued	(800)
Income tax adjustment	753
Liquidating distribution	(12,810)

Net assets in liquidation as of March 31, 2013	$392

On May 31, 2013, the United States District Court for the Eastern District of Texas issued its verdict in the VIA litigation. The court determined that VIA infringed the Company's patent, and the jury failed to find that the asserted claim is invalid. The court ordered that OPTi recover from VIA a reasonable royalty of $2.1 million in actual damages. The court also found that there was no willful infringement in the case and denied any request for the reimbursement of attorney fees.

Because of the unpredictability of any settlement amount in favor of the Company, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or final judgment at the time thereof, resulting in an increase to the net assets.

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except for per share data)
(unaudited)

	Two Months Ended March 31,	Year Ended May 31, Fiscal
	2012	2012

Sales
License and royalties	$—	$240
Net sales	—	240

Costs and expenses
Selling, general and administrative	265	2,856
Total costs and expenses	265	2,856

Operating loss	(265)	(2,616)
Interest and other income, net	2	13
Loss before provision for income taxes	(263)	(2,603)
Provision for (benefit from) income taxes	(34)	446
Net loss	$(229)	$(3,049)
Basic net loss per share	$(0.02)	$(0.26)
Shares used in computing basic per share amounts	11,646	11,646
Diluted net loss per share	$(0.02)	$(0.26)
Shares used in computing diluted per share amounts	11,646	11,646

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Retained Earnings	Total Shareholders’ Equity

Balance at March 31, 2012	11,645,903	13,544	5,614	19,158
Net loss	—	—	(229)	(229)
Balance at May 31, 2012	11,645,903	$13,544	$5,385	$18,929

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)
(unaudited)

	Two Months Ended May 31, 2012	Fiscal Year Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(229)	$(3,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	9
Deferred income taxes	—	1,057

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	76
Income taxes receivable	(92)	(1,392)
Accounts payable	44	131
Accrued expenses	(75)	(7)
Accrued employee compensation	(7)	(674)
Income taxes payable	59	—
Net cash used in operating activities	(339)	(3,849)

Cash flows from investing activities:
Purchase of equipment	—	(8)
Net cash used in investing activities	—	(8)

Net decrease in cash and cash equivalents	(339)	(3,857)
Cash and cash equivalents, beginning of period	21,922	25,779
Cash and cash equivalents, end of period	$21,583	$21,922

The accompanying notes are an integral part of these consolidated financial statements.

OPTi Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The Company - OPTi Inc., a California corporation, has been engaged in licensing its intellectual property for use principally by personal computer manufacturers and semiconductor device manufacturers. On May 31, 2012, the Company’s shareholders adopted a Plan of Liquidation pursuant to which it will cease doing business.

Liquidation Basis of Accounting

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

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period, as of June 1, 2012. The dissolution period estimated provides time for the Company to complete the remaining litigation, make final distributions (if any), and file its certificate of dissolution. In determining its total estimated costs to liquidate, the Company initially estimated that it would incur costs through March 31, 2016 as follows (in thousands):

Salaries, wages and benefits	$1,117
Lease expense	205
Legal, accounting, board and other professional fees	1,407
Litigation related expenses	2,900
Outside services and other expenses	538
Insurance	313
Total liquidation accrual	$6,480

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete liquidation. The Company has recorded total accrued liabilities of $3.4 million on the statement of net assets in liquidation as of March 31, 2013. The actual costs associated with carrying out the Plan of Liquidation may depend on factors beyond the control of the Company and differ materially from the accrued amounts because of the Plan’s inherent uncertainty. Because of the unpredictability of any settlement amounts or the results of a possible appeal, the Company is currently unable to estimate the net realizable value of any proceeds for the ongoing litigation against VIA. Accordingly, the Company has not recorded any receivables for such litigation. If the Company is successful in its litigation efforts, it will record the amount of any settlement or of any final judgment, at the time thereof, resulting in an increase to the net assets. The pre-tax change in liquidation accruals are as follows:

	Original Liquidation Accrual	Less: Expenses Incurred In Liquidation	Balance of Accrual

Salaries, wages and benefits	$1,117	$343	$774
Lease expense	205	53	152
Legal, accounting, board and other professional fees	1,407	669	738
Litigation related expenses	2,900	1,999	901
Outside services and other expenses	538	259	279
Insurance	313	55	258
Totals	$6,480	$3,378	$3,102

Use of Estimates - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2013 and March 31, 2012 substantially all cash and cash equivalents consisted of money market accounts.

Income Taxes - Income taxes are calculated under Accounting Standard Codification (ASC) Topic 740 “Accounting for Income Taxes”. Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be utilized.

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

Litigation and Contingencies - From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. We estimate the probable outcome of these claims and accrue estimates of the amounts that we expect to pay upon resolution of such matters, if needed. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profits.

Recent Accounting Pronouncements

In April 2013, the FASB published Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting. The amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The amendment requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under US GAAP but that it expects to either sell in liquidation or us in settling liabilities. An entity should recognize and measure its liabilities in accordance with US GAAP that otherwise applies to those liabilities. The entity is also required to accrue and separately present the costs it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. The amendment is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Stock Option Plans

No options were granted during fiscal years 2013 and 2012.

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

The activity under the 1993 Director Plan is as follows:

	Outstanding
	Shares	Weighted Ave. Exercise Price Per Share
Outstanding at March 31, 2011	4,000	$2.74
Options cancelled in 2012	(4,000)	$2.74
Outstanding at March 31, 2012	—	$—
Outstanding at March 31, 2013	—	$—

As of March 31, 2013 and 2012 no stock options were outstanding.

Stock Options Outstanding and Stock Options Exercisable:

No options were outstanding or exercisable as of March 31, 2013.

There was no activity under our Stock Option Plans during the fiscal years ended March 31, 2013 and 2012.

Common Stock Reserved

At March 31, 2013 and 2012, the Company has no reserved shares of common stock for future issuance.

Note 3 - Net Loss Per Share

Net loss per share is not presented for periods beginning after June 1, 2012 as the Company adopted the liquidation basis of accounting on that date.

Basic net loss per share per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net income by the weighted average number of common shares if all dilutive convertible securities were converted into common stock.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Two Months Ended May 31,	Year Months Ended March 31,
	2012	2012

Net loss	$(229)	$(3,049)
Weighted average number of common shares outstanding	11,646	11,646
Basic net loss per share	$(0.02)	$(0.26)
Weighted average number of common shares outstanding	11,646	11,646
Effect of dilutive securities:
Employee stock options	—	—
Denominator for diluted net loss per share	11,646	11,646
Diluted net loss per share	$(0.02)	$(0.26)

Note 4 – Cash and Equivalents

The following is a summary as of March 31, 2013 and 2012 (in thousands):

	March 31,	March 31,
	2013	2012

Cash	$100	$100
Money Market	7,842	21,822
Total	$7,942	$21,922

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

As of March 31, 2013 and March 31, 2012, the Company had cash and investments in money market funds of $7.9 million and $21.9 million, respectively, in cash equivalents classified as Level I in the fair value hierarchy and no Level II or Level III investments.

Note 5 – Commitments

The Company leases its facility under a non-cancellable operating lease that expires in January 2014.

Rent expense for operating leases amounted to $8,000 and $104,000, respectively, for the two month period ending May 31, 2012 and March 31, 2012..

Future minimum lease commitments by fiscal year for all facility leases are as follows:

March 31, 2014	$40,950
Total lease commitment	$40,950

Note 6 - Concentrations

The Company received all of its revenue in fiscal year 2012 from a licensing agreement with Allied Security Trust.

Note 7 – Income Taxes

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Two Months Ended May 31,	Fiscal Year Ended March 31,
	2012	2012
Federal:
Current	$(77)	$(1,092)
Deferred	—	1,340
	$(77)	$248
State:
Current	$43	$198
Deferred	—	—
	$43	$198

Total	$(34)	$446

Reconciliation of the provision for (benefit from) income taxes at the statutory rate to the Company’s provision for income tax is as follows (in thousands):

	Two Months Ended May 31,	Fiscal Year Ended March 31,
	2012	2012

Expected provision for (benefit from) income taxes at federal statutory rate	$(92)	$(911)
State income tax benefit, net of federal effect	(15)	(148)
Valuation allowance	15	1,006
Uncertain tax positions	58	273
Impact of filed tax returns	—	194
Other	—	32

Provision for (Benefit from) Income Taxes	$(34)	$446

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,214	$2,005
Depreciation and amortization	895	—
Reserves and accruals	986	896
Other	39	39

Total deferred tax assets	$4,095	$2,940

Valuation allowance	(4,095)	(2,940)

Net deferred tax assets	$—	$—

During the two months ended May 31, 2012, the Company recorded an income tax benefit of approximately $34 thousand related to both current and deferred tax expense.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. Based on expected future losses, the Company has determined that on a more likely than not basis, it will be unable to realize its deferred tax assets. As such, a full valuation allowance has been placed against the Company’s otherwise recognizable deferred tax assets.

The Company’s valuation allowance increased by $1.2 million and $1.1 million in the twelve months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company has state net operating losses of approximately $38.5 million. State net operating loss carryforwards will expire at various dates beginning in 2014 through 2033.

Net operating loss carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company accrued $0.4 million in income tax expense relating to interest and penalties related to uncertain tax positions in the twelve months ended March 31, 2013. The Company accrued $0.3 million in income tax expense relating to interest and penalties related to uncertain tax positions in the twelve months ended March 31, 2012. If any future accrual is required, the Company will account for interest related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect its unrecognized tax benefits to materially change over the next twelve months.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended March 31, 2013, is as follows (in thousands):

	2013	2012
Balance at April 1	$3,543	$4,097
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(554)
Balance at March 31	$3,543	$3,543

As of March 31, 2013, the amount of unrecognized tax benefit that would impact the effective tax rate, if realized, is $3.5 million. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal and California income tax examinations by tax authorities for years 1996 – 2012 and 1994 – 2012, respectively.

Note 8 - Employee Benefit Plan

Savings Plan The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax salary, but not more than the statutory limits. The Company currently matches fifty percent of employee contributions made to the savings plan. During 2013 and 2012, the amount of the Company contribution to the 401k plan was approximately $11,000 and $16,000, respectively. Administrative costs of the plan are immaterial.

Note 9 – Contingencies

The ultimate outcome in the VIA legal action could have significant effects on the Company’s distribution to its shareholders which cannot be predicted.

Note 10 – Subsequent Events

On May 31, 2013, the United States District Court for the Eastern District of Texas issued its verdict in the VIA litigation. The court determined that VIA infringed the Company's patent, and the jury failed to find that the asserted claim is invalid. The court ordered that OPTi recover from VIA a reasonable royalty of $2.1 million in actual damages. The court also found that there was no willful infringement in the case and denied any request for the reimbursement of attorney fees.

       On June 21, 2013, the company announced that it has decided to deregister its shares with the SEC by filing Form 15 on or about July 12, 2013.  Upon filing such form the Company will cease filing annual reports on Form 10-K, quarterly reports on form 10-Q and current reports on Form 8-K.  The Company anticipates posting quarterly information on its website, but has no obligation to do so.

Note 11 – Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

Year Ended March 31, 2012	June 30	September 30	December 31	March 31

Net sales	$—	$—	$240	$—
Gross profit	$—	$—	$240	$—
Operating loss	$(873)	$(793)	$(255)	$(695)
Net loss	$(574)	$(580)	$(1,389)	$(506)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.04)